Form 10-Q
period 2010-06-30
ELSINORE SERVICES INC
filed 2010-08-05
CIK 1488420

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File No.    000-54002

ELSINORE SERVICES, INC.
(Exact Name of Registrant As Specified In Its Charter)

Delaware	27-0289010
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4201 Connecticut Avenue, N.W., Suite 407, Washington, D.C. 20008
(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code:               (202) 609-7756

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock, as of July 31, 2010, was 10,497,500.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions.  Such statements include but are not limited to statements under Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report, and elsewhere in this Report.  A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons:

•	our ability to implement our business plan;
•	our ability to market our proposed services, commence revenue operations and then to achieve profitable results of operation;
•	competition from larger, more established companies with far greater economic and human resources than we have;
•	our ability to attract and retain customers and quality employees;
•	the effect of changing economic conditions; and
•	changes in government regulations, tax rates and similar matters.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”).  The cautionary statements made in this Report are intended to be applicable to all related forward-looking statements wherever they appear in this Report.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010

Condensed Financial Statements:

Condensed Balance Sheets as of June 30, 2010 and December 31, 2009	5

Condensed Statements of Operations for the Three Months and Six Months Ended June 30, 2010 and for the Period June 2, 2009 to June 30, 2009 (with Cumulative Totals Since Inception)	6

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2010 and for the Period June 2, 2009 to June 30, 2009 (with Cumulative Totals Since Inception)	7

Notes to Condensed Financial Statements	8

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$50	$—
Prepaid expenses	46	—
Total current assets	96	—

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$39,229	$10,000
Accounts payable, officers	18,258	1,116
Total current liabilities	57,487	11,116

Stockholders’ Deficiency
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 245,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock subscriptions	—	(2,587)
Deficit accumulated during the development stage	(67,391)	(18,529)
Total stockholders' deficiency	(57,391)	(11,116)
Total liabilities and stockholders’ deficiency	$96	$—

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010
AND FOR THE PERIOD JUNE 2, 2009 TO JUNE 30, 2009
(WITH CUMULATIVE TOTALS SINCE INCEPTION)
(UNAUDITED)

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	June 2, 2009 (Inception) to June 30, 2009	Cumulative Totals Since Inception (June 2, 2009 Through June 30, 2010)
Revenues	$—	$—	$—	—

Operating Expenses
Professional fees	39,509	44,629	—	54,629
Administrative fees	1,808	4,233	1,461	12,762
Total Operating Expenses	41,317	48,862	1,461	67,391
Net loss	$(41,317)	$(48,862)	$(1,461)	$(67,391)

Net loss per basic and diluted share	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding	10,000,000	10,000,000	1,000,000

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
AND FOR THE PERIOD JUNE 2, 2009 TO JUNE 30, 2009
(WITH CUMULATIVE TOTALS SINCE INCEPTION JUNE 2, 2009)
(UNAUDITED)

	Six Months Ended June 30, 2010	June 2, 2009 (Inception) to June 30, 2009	Cumulative Totals Since Inception (June 2, 2009 Through June 30, 2010)
Cash flows from operating activities
Net loss	$(48,862)	$(1,461)	$(67,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for operating expenses	587	—	8,000
Changes in assets and liabilities:
(Increase) in prepaid expenses	(46)	—	(46)
Increase in accounts payable and accrued expenses	29,229		48,387
Increase in accounts payable, officers	17,042	1,461	9,000
Net cash (used in) operating activities	(2,050)	—	(2,050)

Cash flows from financing activities
Cash receipts from stock subscriptions	2,000	—	2,000
Funding provided by officer	100	—	100
Net cash flow from financing activities	2,100	—	2,100

Net increase in cash	50	—	50
Cash at the beginning of the reporting period	—	—	—
Cash at the end of the reporting period	$50	$—	$50

Supplemental cash flow disclosure
Non-cash financing activities
Issuance of common stock through stock subscriptions	$—	$1,000	$2,587

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Elsinore Services, Inc. (the “Company”) was incorporated on June 2, 2009 in the State of Delaware and established a fiscal year end of December 31. The Company is a development stage enterprise that provides full-service advertising and marketing services with an emphasis on digital interactive media.  The Company is currently in the development stage as defined in the Accounting Standards Codification 915. All activities of the Company to date relate to its organization, initial funding and share issuances.

Basis of Presentation

The condensed interim financial statements contain unaudited information as of June 30, 2010 and for the three and six months ended June 30, 2010, the period June 2, 2009 through June 30, 2009 and for the cumulative period June 2, 2009 (inception) through June 30, 2010.  The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements do not include complete footnotes and financial statement presentations. As a result, these unaudited condensed financial statements should be read along with the audited financial statements and notes thereto for the period from inception through the period ended December 31, 2009, included in our Registration Statement on Form S-1 filed with the SEC that became effective on June 10, 2010 (File No. 333-165949). In our opinion, the unaudited condensed financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for those periods presented. The preparation of financial statements in conformity with United States (U.S.) generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from these estimates.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of the Accounting Standards Codification 740, Accounting for Income Taxes, which requires an asset and liability approach to calculate deferred income taxes.  The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary difference between the carrying amounts and the tax basis of assets and liabilities.

Loss Per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.  The Company does not have any potentially dilutive instruments.

Fair Value of Financial Instruments

The carrying value of current assets and liabilities approximates fair value due to their short-term nature.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the period June 2, 2009 (date of inception) to June 30, 2010, and has an accumulated deficit of $67,391 as of June 30, 2010.  The Company has relied upon cash from its officers to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities.  These factors create an uncertainty about the company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

Effective May 17, 2010, the Company entered into a two year services agreement with FaceTime Strategy, LLC, a marketing, public relations, database development and management company.  Mr. Todd Mason, a director and a principal shareholder of the Company, is the Chairman and Chief Executive Officer, managing member, and a control person of FaceTime.  Under the agreement, FaceTime has agreed to provide certain web site upgrade, development and maintenance services and web site blog, shareholder communications and maintenance, and related services for the Company for a one-time fee of $60,000 and a monthly maintenance fee of $2,500. Also, FaceTime has agreed to provide services with regard to: the preparation of the Company’s marketing kit; communication with supporting vendors in fulfillment of the Company’s client’s marketing programs; maintain software used for customer address standardization; provide the Company’s clients with access to certain system database management software, and related services for a one-time fee of $25,000 and a monthly maintenance fee of $2,500.  Further, FaceTime has agreed to provide to the Company email marketing services, online survey, and tracking and graphical reporting services, electronic email mailings services, and related services for a monthly maintenance fee of $1,000.  The commencement of the above services will begin upon mutual agreement between Facetime Strategy and Elsinore Services and no services had been provided as of July 31, 2010.  FaceTime has also agreed to provide the following services for the Company’s clients: campaign design and creation; strategic planning; direct response programs; market research; media buying; promotion; podcast and webcast preparation; viral marketing campaigns; social networking and media content creation and management; and related services at costs to be agreed to by the Company and FaceTime.  Each of the foregoing services will commence upon the Company’s mutual agreement with FaceTime.  The Company or FaceTime may terminate the agreement upon thirty days’ prior written notice by a non-defaulting party to the defaulting party in the event of an uncured default under the agreement during which period the defaulting party shall have the opportunity to cure the default. The agreement also contains certain proprietary information, confidentiality, non-disclosure and indemnification provisions.

During the six months ended June 30, 2010, the Company received cash to fully satisfy a stock subscription in the amount of $2,000 from two of its directors.  For the period June 2, 2009 (date of inception) to June 30, 2010 the Company issued 8,000,000 shares of our common stock valued at $8,000 to related parties in exchange for $8,000 in expenses incurred on behalf of the company.

In connection with the Company’s registered initial public offering, at various times during March 2010, Mr. Dunhem, CEO, President and a director of the Company, and Mr. Schauer, CFO, Senior Vice President and a director of the Company, have advanced to the Company $10,074 and $8,184, respectively, for an aggregate of $18,258 to cover certain of such offering expenses.  The advances are non-interest bearing and the Company expects to repay them at the time it closes on its registered offering of which there can be no assurance.

The Company’s principal executive offices are provided to the Company on a month-by-month basis at nominal cost by Mason Media, LLC, a company controlled by Mr. Todd Mason, a director and a principal stockholder of the Company.

NOTE 4 – EQUITY TRANSACTIONS

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 with the SEC to register and sell in a self-directed offering 3,000,000 shares of newly issued common stock at an offering price of $0.02 per share for proceeds of up to $60,000.  The Registration statement was declared effective on June 10, 2010.

NOTE 5 – COMMITMENTS

In June 2010, the Company entered into an Agreement with ComputerShare for transfer agent services. Under the Agreement, the Company agreed to pay ComputerShare an initial setup fee of $750 and $250 per month in addition to standard service fees for transfer agent services received. The initial term for the Agreement is one year and will automatically renew from year to year unless advance written notice is provided. The Company will incur a one-time termination fee not to exceed $3,750 at the time of expiration or termination of the Agreement.

NOTE 6 – SUBSEQUENT EVENTS

The Company is currently engaged in an initial public offering of its shares of common stock that has been registered pursuant to the Company’s Registration Statement on Form S-1 filed with the SEC that became effective on June 10, 2010. During July 2010, the Company sold an aggregate of 497,500 shares of common stock at an offering price of $0.02 per share, or for an aggregate offering price of $9,950.

Item 2.   Management’s Discussion and Analysis of Financial Conditions and Results of Operation.

Throughout this Report references to “Elsinore Services,” “Company,”  “we,” “our,” or “us” means Elsinore Services, Inc.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of certain risks and uncertainties related to us and our business, please refer to “Risk Factors” set forth in our prospectus related to our self-directed initial public offering included in our Registration Statement on Form S-1, filed with the Securities and Exchange Commission that became effective on June 10, 2010 (File No. 333-165949). While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview of the Company

We were incorporated in Delaware on June 2, 2009, and are a development stage company. We are a “new media” advertising and marketing agency that operates through different practice groups providing advertising and marketing services, with an emphasis on digital interactive media. We intend to utilize state-of-the-art digital interactive media technology to develop more targeted, effective, quantifiable, less expensive, and more comprehensive advertising and marketing campaigns than traditional methods. By utilizing digital interactive media such as the internet, mobile communications, and digital interactive signage, we believe that we can implement highly targeted campaigns to a local and global market quickly and cost effectively.

Our ability to continue to implement our business plan is dependent on our ability to raise certain financing in addition to the proceeds of our initial public offering.  We anticipate that we will seek to raise additional funds to further implement our business plan, including through one or more equity or debt financings or bank borrowing.  There can be no assurance that we will be successful in these efforts.

Plan of Operation

We are a full-service advertising and marketing agency that operates through different practice groups and provides advertising and marketing services, with an emphasis on digital interactive media. We intend to utilize state-of-the-art digital interactive media technology to develop more targeted, effective, quantifiable, less expensive, and more comprehensive advertising and marketing campaigns than traditional methods. By utilizing digital interactive media such as the internet, mobile communications, and digital interactive signage, we believe that we can implement highly targeted campaigns to a local and global market quickly and cost effectively. Accordingly, we believe that we are able to provide a greater, tangible, value-added service to our clients, versus our competition. Our strategy is to develop and establish strategic relationships with existing complementary agencies and provide marketing and sales of our services using some of their existing services. In order to fully develop and implement our own full-service agency, over the next 12 months, we expect we will need to raise additional funds through one or more equity or debt financing or bank borrowings.

We have entered into a strategic arrangement with a marketing and advertising agency to assist us in providing such services to our customers.  As we develop and expand our services offerings and expand into different geographical markets, we expect to enter into additional similar arrangements with other advertising and marketing services providers.

Our business plan and strategy includes the following:

•
New media advertising and marketing service development. We offer and plan to further develop our new media advertising and marketing services capabilities and our long-term service offerings. Initially, we plan to provide a full range of new media services by reselling the services of other agencies and, as we further develop our infrastructure and internal operational capabilities, through our own agency personnel.

•
Establish additional strategic relationships. We anticipate entering into service agreements with advertising and marketing agencies that will enable us to access their services for our clients. Such agreements will cover: the development and implementation of client media campaigns, including the internet, email, and other new media; the types of services and media to be made available to our customers; the development of demographic industry-centric data; the terms of reimbursement of the costs and charges of providing such services of the provider; time frames for providing such services; and availability of and access to databases for purposes of distributing marketing information and materials. We believe there may be significant cost savings if we could benefit from experience and complementary services already developed by service providers. As of the date of this Report, we have entered into a two year agreement with FaceTime Strategies, LLC, to assist us in providing new media advertising and marketing services to our clients and customers. For a discussion of our agreement with FaceTime, refer to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission.

•
Initiate new media computer system usage. We have entered into an arrangement with FaceTime to provide to us access to an operational new media computer system.  We expect to utilize such system until we have acquired our own full-scale system.  However, since we will not own this initial computer system, we will not be able to fully control and modify the system to adapt to our business strategy. Thus, we may not be able to achieve the same revenue and profitability level as we would if we owned the computer system.

•	Sales and marketing campaign. Our future success and the expansion of our business will require us to further develop our sales and marketing strategy.

•
Media content production. We expect to offer our customers media content, including certain advertising material. We expect to offer such services either directly or through collaboration with our strategic partners.

•
New media full scale computer system implementation and installation. Our ability to offer our own proprietary new media computer systems access and service will depend on our ability to raise financing in addition to the funds generated from this offering.

Our Results of Operations

Since inception through June 30, 2010, we have had no revenue.  Expenses for the period from inception (June 2, 2009) through June 30, 2010, totaled $67,391 resulting in a net loss of $67,391, and expenses for the three and six month periods ended June 30, 2010 totaled $41,317 and $48,862, respectively, resulting in a net loss of $41,317 and $48,862, respectively and expenses for the period June 2, 2009 through June 30, 2009 totaled $1,461 and resulted in a net loss of $1,461.  All of such losses are attributable to expenses related to our initial organization.

Liquidity and Capital Resources

As of June 30, 2010, we had $50 in cash and prepaid expenses of $46.  We have not generated any revenue since our inception.  Since our inception we have relied upon cash proceeds from the sale of our securities to our directors and officers and advances to us by two officers in the aggregate amount of $18,258 to fund our initial organization, operation and certain costs of our initial public offering.  Since July 1, 2010, through the period ended July 31, 2010, we received cash in the amount of $9,950 from the sale of our shares of common stock in the initial public offering we are currently engaged in pursuant to the prospectus included in our Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended, with the SEC that became effective on June 10, 2010.

In addition to the proceeds from the offering of our securities pursuant to our initial public offering, over the next 12 months, we anticipate we will require additional funds of approximately $5,000,000 to fund our operations, develop our business, and to satisfy the costs associated with the SEC public reporting and compliance requirements applicable to us under the Securities Exchange Act of 1934. We expect to seek to raise such additional financing from one or more equity or debt financings or from bank borrowing. There is no assurance that any or sufficient equity or debt financing or bank borrowings will be available to us, or upon terms that are acceptable to us. Any such debt financing that we are able to secure may, because we are a development stage company, require us to pay additional costs associated with high risk loans and be subject to above market interest rates. Any equity financing we are able to raise may result in a dilution to existing shareholders. Also, we may be required to obtain financing in the form of securities convertible into our shares of common stock the conversion of which may be on the basis of the market price of our stock at the time or immediately prior to the conversion of such securities. As a result, the continued or ongoing conversion of such securities we issue in any such financing may adversely affect the market price for our shares, if any such market ever develops. If any such financing is not available on satisfactory terms, we may be unable to commence and/or continue our operations. As a result, investors would lose all of their investment in us.

Assuming we do not generate any revenue and we receive all of the net proceeds from our initial public offering, during the next 12 months, we anticipate we will incur additional expenses and costs in the aggregate amount of approximately $5,000,000 related to our business and operations that will not be covered by the maximum net proceeds of our initial public offering, and as more particularly set forth in the table set forth below (and we expect to expend such amount in the following order of priority):

Nature of Expense	Amount

Resale of services from strategic partner agencies and use of their systems	$2,500,000

Sales and marketing campaigns	750,000

Media content production	500,000

Business development	130,000

Initial computer system implementation and installation	1,000,000

General working capital	120,000

Total	$5,000,000

We do not anticipate engaging in any research and development or purchasing any significant amount of equipment, except for certain capital lease purchases of equipment and systems for the initial computer system implementation. Also, we do not expect any significant increase in the number of our employees, except for contracting personnel for marketing and sales, media content production and initial computer system installation.  Our ability to purchase any such equipment or hire any such personnel is dependent on our ability to raise additional financing as discussed above, of which there can be no assurance.

Going Concern Consideration

Our auditors have issued a “going concern” opinion with regard to our financial statements for the period from inception through December 31, 2009, meaning that there is substantial doubt if we can continue as a going concern for the next 12 months unless we obtain financing in addition to the financing raised from this offering.  No or no substantial revenues are anticipated until we have completed the financing from our initial public offering and further implemented our business plan.  We are reliant upon the proceeds of our initial public offering to fund operations and will be required to raise additional financing to fully implement our strategy and stay in business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Disclosure not required by a “smaller reporting company.”

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors was advised by management that its evaluation of internal control over financial reporting  identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 5 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has taken all actions to ensure that the filing includes all required content and the financial statements presented are in conformity with US generally accepted accounting principles for interim financial reporting pursuant to the rules of the SEC.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Disclosure not required of a “smaller reporting company.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  Recent Sales of Unregistered Securities

None.

(b)  Initial Public Offering and Use of Proceeds from Sales of Registered Securities

During July 2010, the Company sold an aggregate of 497,500 shares of common stock at an offering price of $0.02 per share, or for an aggregate offering price of $9,950.  The public offering commenced on June 17, 2010 pursuant to a prospectus included in a Registration Statement on Form S-1 (File No. 333-165949) that was declared effective on June 10, 2010 (the “Registration Statement”).  The Company registered 3,000,000 shares of its common stock pursuant to such registration statement for aggregate gross proceeds to the Company of $60,000.  The offering is a self-directed offering and no underwriters are being used in the offering.

After deducting offering related expenses of $9,950, the sale of such shares resulted in net proceeds to us of $0.

There has been no material change in the Company’s planned use of proceeds from the public offering from that disclosed in the Registration Statement.

For the month of July 2010, no underwriting discounts and commissions, finders’ fees, or expenses paid to or for underwriters were incurred in connection with the issuance and distribution of the Company’s shares of common stock in the Company’ registered offering. During such period, expenses of $750 were incurred and paid to the Company’s transfer agent. No offering expenses were paid directly or indirectly to directors or officers of the Company or their associates or to persons owning ten (10) percent or more of any class of equity securities of the Company and to affiliates of the Company.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved.)

Item 5. Other Information.

Currently, management is engaged in offering and selling up to 3,000,000 shares of the Company’s common stock in the Company’s initial public offering pursuant to the prospectus included in its Registration Statement on Form S-1 filed with the SEC under the Securities Act of 1933, as amended, that became effective on June 10, 2010.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed Herewith

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)				X

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)				X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)				X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELSINORE SERVICES, INC.

By:	/s/ Arne Dunhem	By:	/s/ Dean V. Schauer
	Arne Dunhem		Dean V. Schauer
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: August 5, 2010