Form 10-Q
period 2010-09-30
ELSINORE SERVICES INC
filed 2010-11-12
CIK 1488420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☑
  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock, as of October 31, 2010, was 12,227,000.

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

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2010

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$20,888	$—
Prepaid expenses	46	—
Total current assets	20,933	—

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$37,338	$10,000
Accounts payable, officers	23,115	1,116
Total current liabilities	60,453	11,116

Stockholders’ Deficiency
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Additional Paid-in Capital	38,323	—
Common stock, $.001 par value; 245,000,000 shares authorized; 12,017,000 and 10,000,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	12,017	10,000
Common stock subscriptions	—	(2,587)
Deficit accumulated during the development stage	(89,860)	(18,529)
Total stockholders' deficiency	(39,520)	(11,116)
Total liabilities and stockholders’ deficiency	$20,933	$—

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(WITH CUMULATIVE TOTALS SINCE INCEPTION)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Totals Since Inception (June 2, 2009 Through September
	2010	2009	2010	2009	30, 2010)
Revenues	$—	$—	$—	$—	$—
Operating Expenses
Professional fees	17,810		62,440		72,440
Administrative fees	4,658	1,033	8,891	2,494	17,420
Total Operating Expenses	22,468	1,033	71,331	2,494	89,860
Net loss	$(22,468)	$(1,033)	$(71,331)	$(2,494)	$(89,860)
Net loss per basic and diluted share	$(0.00)	$(0.00)	(.01)	(0.00)
Weighted average common shares outstanding	10,816,380	1,000,000	10,275,117	1,000,000

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (JUNE 2, 1009)
THROUGH SEPTEMBER 30, 2010
(UNAUDITED)

	Common Stock		Common Stock	Additional Paid-in	(Deficit) Accumulated During the Development
	Shares	Amount	Subscriptions	Capital	Stage	Totals
Balance – at inception	—	$—	$—	$—	$—	$—
Common stock issued	10,000,000	10,000	(2,587)	—		7,413
Net (loss) for the period					(18,529)	(18,529)
Balance - December 31, 2009	10,000,000	$10,000	$(2,587)	$—	$(18,529)	$(11,116)
Common stock issued	2,017,000	2,017	2,587	38,323		42,927
Net (loss) for the period					(71,331)	(71,331)
Balance - September 30, 2010	12,017,000	$12,017	$—	$38,323	$(89,860)	$(39,520)

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
AND FOR THE PERIOD JUNE 2, 2009 TO SEPTEMBER 30, 2009
(WITH CUMULATIVE TOTALS SINCE INCEPTION JUNE 2, 2009)
(UNAUDITED)

	Nine Months Ended September 30, 2010	June 2, 2009 (Inception) to September 30, 2009	Cumulative Totals Since Inception (June 2, 2009 Through September 30, 2010)
Cash flows from operating activities
Net loss	$(71,331)	$(2,494)	$(89,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for operating expenses	587	—	8,000
Changes in assets and liabilities:
(Increase) in prepaid expenses	(46)	—	(46)
Increase in accounts payable and accrued expenses	27,338		37,338
Increase in accounts payable, officers	22,000	2,494	23,116
Net cash (used in) operating activities	(21,452)	—	(21,452)

Cash flows from financing activities
Cash receipts from stock sales	42,340	—	42,340
Net cash flow from financing activities	42,340	—	42,340
Net increase in cash	20,888	—	20,888
Cash at the beginning of the reporting period	—	—	—
Cash at the end of the reporting period	$20,888	$—	$20,888

Supplemental cash flow disclosure
Non-cash financing activities
Issuance of common stock through stock subscriptions	$—	$1,000

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010

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

Basis of Presentation

The condensed interim financial statements contain unaudited information as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 and for the cumulative period June 2, 2009 (inception) through September 30, 2010.  The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements do not include complete footnotes and financial statement presentations. As a result, these unaudited condensed financial statements should be read along with the audited financial statements and notes thereto for the period from inception through the period ended December 31, 2009, included in our Registration Statement on Form S-1 filed with the SEC that became effective on June 10, 2010 (File No. 333-165949). In our opinion, the unaudited condensed financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for those periods presented. The preparation of financial statements in conformity with United States (U.S.) generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the period June 2, 2009 (date of inception) to September 30, 2010, and has an accumulated deficit of $89,860 as of September 30, 2010.  The Company has relied upon cash from its officers to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

Effective May 17, 2010, the Company entered into a two year services agreement with FaceTime Strategy, LLC, a marketing, public relations, database development and management company.  Mr. Todd Mason, a director and a principal shareholder of the Company, is the Chairman and Chief Executive Officer, managing member, and a control person of FaceTime.  Under the agreement, FaceTime has agreed to provide certain web site upgrade, development and maintenance services and web site blog, shareholder communications and maintenance, and related services for the Company for a one-time fee of $60,000 and a monthly maintenance fee of $2,500. Also, FaceTime has agreed to provide services with regard to: the preparation of the Company’s marketing kit; communication with supporting vendors in fulfillment of the Company’s client’s marketing programs; maintain software used for customer address standardization; provide the Company’s clients with access to certain system database management software, and related services for a one-time fee of $25,000 and a monthly maintenance fee of $2,500.  Further, FaceTime has agreed to provide to the Company email marketing services, online survey, and tracking and graphical reporting services, electronic email mailings services, and related services for a monthly maintenance fee of $1,000.  The commencement of the above services will begin upon mutual agreement between FaceTime Strategy and Elsinore Services and no services had been provided as of October 31, 2010.  FaceTime has also agreed to provide the following services for the Company’s clients: campaign design and creation; strategic planning; direct response programs; market research; media buying; promotion; podcast and webcast preparation; viral marketing campaigns; social networking and media content creation and management; and related services at costs to be agreed to by the Company and FaceTime.  Each of the foregoing services will commence upon the Company’s mutual agreement with FaceTime.  The Company or FaceTime may terminate the agreement upon thirty days’ prior written notice by a non-defaulting party to the defaulting party in the event of an uncured default under the agreement during which period the defaulting party shall have the opportunity to cure the default. The agreement also contains certain proprietary information, confidentiality, non-disclosure and indemnification provisions.

During the nine months ended September 30, 2010, the Company received cash to fully satisfy a stock subscription in the amount of $2,000 from two of its directors.  For the period June 2, 2009 (date of inception) to September 30, 2010 the Company issued 8,000,000 shares of our common stock valued at $8,000 to related parties in exchange for $8,000 in expenses incurred on behalf of the Company.

In connection with the Company’s registered initial public offering, at various times during 2010, Mr. Dunhem, CEO, President and a director of the Company, and Mr. Schauer, CFO, Senior Vice President and a director of the Company, have advanced to the Company $12,711 and $10,404, respectively, for an aggregate of $23,115 to cover certain of such offering expenses.  The advances are non-interest bearing and the Company expects to repay them at the time it closes on its registered offering of which there can be no assurance.

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

NOTE 6 – SUBSEQUENT EVENTS

On June 10, 2010, the Company completed an initial public offering of its shares of common stock.  From the time period October 1, 2010 through October 31, 2010, the Company sold an aggregate of 210,000 shares of common stock at an offering price of $0.02 per share, or for an aggregate offering price of $4,200.   From June 10, 2010 through October 31, 2010, the Company sold an aggregate of 2,227,000 shares of common stock at an offering price of $0.02 per share, or for an aggregate offering price of $44,540.

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

We continue modify our business plan to incorporate trends within the industry and in the overall US economy.  Additionally, we have begun a search for prospective strategic alliances within the industry to assist us in executing specific portions of our business plan and have also begun a search for potential acquisition targets.

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

Our Results of Operations

Since inception through September 30, 2010, we have had no revenue.  Expenses for the period from inception (June 2, 2009) through September 30, 2010, totaled $89,860 resulting in a net loss of $89,860, and expenses for the three and nine month periods ended September 30, 2010 totaled $22,468 and $71,331, respectively, resulting in a net loss of $22,468 and $71,331, respectively and expenses for the period June 2, 2009 through September 30, 2009 totaled $2,494 and resulted in a net loss of $2,494.  All of such losses are attributable to expenses related to our initial organization.

Liquidity and Capital Resources

As of September 30, 2010, we had $20,888 in cash and prepaid expenses of $46.  We have not generated any revenue since our inception.  Since our inception we have relied upon cash proceeds from the sale of our securities to our directors and officers and advances to us by two officers in the aggregate amount of $23,116 to fund our initial organization, operation and certain costs of our initial public offering.  Since July 1, 2010, through the period ended September 30, 2010, we received cash in the amount of $40,340 from the sale of our shares of common stock in the initial public offering we completed on June 10, 2010.  From June 10, 2010 through October 31, 2010, the Company sold an aggregate of 2,227,000 shares of common stock at an offering price of $0.02 per share, or for an aggregate offering price of $44,540.

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

Assuming we do not generate any revenue, we anticipate we will incur additional expenses and costs in the aggregate amount of approximately $5,000,000 related to our business and operations that will not be covered by the net proceeds of our initial public offering, and as set forth in the table below (and we expect to expend such amount in the following order of priority):

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

Going Concern Consideration

Our auditors have issued a “going concern” opinion with regard to our financial statements for the period from inception through December 31, 2009, meaning that there is substantial doubt if we can continue as a going concern for the next 12 months unless we obtain financing in addition to the financing raised from our initial public offering.  None or no substantial revenues are anticipated until we have further implemented our business plan.  We are reliant upon the proceeds of our initial public offering and future sales of stock to fund operations and will be required to raise additional financing to fully implement our strategy and stay in business.

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

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  Recent Sales of Unregistered Securities

None.

(b)  Initial Public Offering and Use of Proceeds from Sales of Registered Securities

The Company’s initial public offering of its shares of common stock commenced on or immediately following June 10, 2010 pursuant to a prospectus included in a Registration Statement on Form S-1 (File No. 333-165949) that was declared effective on June 10, 2010 (the “Registration Statement”) by the Securities Exchange Commission.  The Company registered 3,000,000 shares of its common stock pursuant to the Registration Statement for aggregate gross proceeds to the Company of $60,000.  The offering was a self-directed offering and no underwriters were used in the offering.  The offering commenced on or immediately following June 10, 2010, and terminated on October 18, 2010 before the sale of all of the shares registered pursuant to the Registration Statement.

During the period June 10, 2010 (the date the offering commenced) through September 30, 2010 (the ending date of the period covered by this Report), the Company sold an aggregate of 2,017,000 shares of common stock for aggregate gross offering proceeds to the Company of $40,340   During the period June 10, 2010 (the date the offering commenced) through October 18, 2010 (the date the offering terminated), the Company sold an aggregate of 2,227,000 shares of common stock for aggregate gross offering proceeds to the Company of $44,540.

After deducting offering related expenses of $52,154 for professional and transfer agent fees and printing expenses, the sale of such shares will result in aggregate net offering proceeds to us of $0.

There has been no material change in the Company’s planned use of proceeds from the public offering from that disclosed in the Registration Statement.

For the time period June 10, 2010 through September 30, 2010, no underwriting discounts and commissions, finders’ fees, or expenses paid to or for underwriters were incurred in connection with the issuance and distribution of the Company’s shares of common stock in the Company’ registered offering.  No offering expenses were paid directly or indirectly to directors or officers of the Company or their associates or to persons owning ten (10) percent or more of any class of equity securities of the Company and to affiliates of the Company.

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

Date: November 12, 2010