Form 10-K
period 2010-12-31
ELSINORE SERVICES INC
filed 2011-03-11
CIK 1488420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File Number 000-54002

ELSINORE SERVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	27-0289010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4201 Connecticut Avenue, N.W., Suite 407, Washington, D.C.	20008
(Address of principal executive offices)	(Zip Code)

(202) 609-7756
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☒ No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                     Yes ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $44,540 as of March 11, 2011.

As of March 11, 2011, the Company had 12,227,000 shares of its common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including "anticipates", "believes", "expects", "can", "continue", "could", "estimates", "expects", "intends", "may", "plans", "potential", "predict", "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions. Uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K is filed, and we do not intend to update any of the forward-looking statements after the filing date to conform these statements to actual results, unless required by law.

PART I

Item 1. Description of Business.

Overview of the Company

Elsinore Services, Inc. was incorporated in Delaware on June 2, 2009, and is a development stage company as defined in the Accounting Standards Codification 915.  All activities of the Company to date relate to its organization, initial funding and share issuances.  We are a “new media” advertising and marketing agency that operates through different practice groups providing advertising and marketing services, with an emphasis on digital interactive media. We intend to utilize state-of-the-art digital interactive media technology to develop more targeted, effective, quantifiable, less expensive, and more comprehensive advertising and marketing campaigns than traditional methods.  By utilizing digital interactive media such as the internet, mobile communications, and digital interactive signage, we believe that we can implement highly targeted campaigns to a local and global market quickly and cost effectively.

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

You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1–800–SEC–0330. SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically, including Elsinore Services, with the SEC (http://www.sec.gov).

Employees

As of March 11, 2011, we had no employees and we have no collective bargaining agreements with employees. We anticipate that we will need additional people to fill administrative, sales and technical positions if we are successful in raising capital to implement our strategic business plan.

Item 1A. Risk Factors.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property

The Company maintains a shared office space at 4201 Connecticut Avenue, Suite 407, Washington, D.C. 20008. The office space is provided free of charge by Todd Mason, one of Elsinore Services’ Directors.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

During the reporting period for the year ended December 31, 2010, there were no legal proceedings or claims pending against or involving us.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock is currently unlisted and is not actively traded.

Shares Available Under Rule 144

As of March 11, 2011, we had 12,227,000 shares of common stock outstanding out of which a total of 10,000,000 were restricted and subject to Rule 144.  In general, under the recently amended Rule 144 which became effective on February 15, 2008 a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least six months (subject only to the Rule 144(c) public information requirement until the securities have been held for one year), previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:

1.	1% of the then outstanding shares of our common stock: or

2.	The average weekly trading volume of our common stock during the four calendar weeks preceding the date on which notice of the sale is filed with the Securities and Exchange Commission.

Sales under Rule 144 are also subject to manner of sale provisions, notice requirements and the availability of current public information about us.  Any person who is not deemed to have been our affiliate at any time during the 90 days preceding a sale, and who owns shares within the definition of “restricted securities” under Rule 144 under the Securities Act that were purchased from us, or any affiliate, at least one year previously, is entitled to sell such shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions, public information requirements or notice requirements.

Future sales of restricted common stock under Rule 144 or otherwise or of the shares could negatively impact the market price of our common stock.  We are unable to estimate the number of shares that may be sold in the future by our existing stockholders or the effect, if any, that sales of shares by such stockholders will have on the market price of our common stock prevailing from time to time.  Sales of substantial amounts of our common stock by existing stockholders could adversely affect prevailing market prices.

Stockholders

As of March 11, 2011, we had 12,227,000 shares of common stock outstanding and there were approximately 44 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and do not anticipate paying any cash dividends on our common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Equity Compensation Plan Information

We currently have no Stock Incentive Plans.

Item 6. Selected Financial Data.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following: our ability to secure necessary financing; expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements.  Our results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to our dependence on our ability to attract and retain skilled managers and other personnel; the intense competition within our industry; the uncertainty of our ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; our future financial and operating results, cash needs and demand for services; and our ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

The following is a discussion and analysis of the results of operations and financial position as of and for the period from the date of our inception (June 2, 2009) through December 31, 2010 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this 10-K. Our financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. All references to dollar amounts in this section are in United States dollars.

Revenue and Expenses

Overall Operating Results:

There was no revenue for the fiscal years ended December 31, 2010 and 2009 respectively.

Total operating expenses were $77,226 and $18,529 for the fiscal years ended December 31, 2010 and 2009. The increased operating expenses from 2009 to 2010 were due to legal and audit fees relating to our S-1 offering in June 2010. Professional fees increased from $10,000 in 2009 to $66,694 in 2010.

As of December 31, 2010 cash and cash equivalents was $8,250 compared to $0 as of December 31, 2009.  As of December 31, 2010, accounts payable and accrued expenses were $24,275, compared to December 31, 2009 balances of $10,000. Accounts Payable Officers was $25,235 on December 31, 2010 compared to $1,116 at December 31, 2009.  These increases were due primarily to increased professional fees incurred in conjunction with our S-1 offering and to costs associated with SEC reporting requirements.

Operations and Net Income

The net loss for the fiscal year ended December 31, 2010 was ($77,226) compared to a net loss of ($18,529) for the fiscal year ended December 31, 2009. The increase in net loss compared to the previous year was due primarily to increased professional fees incurred in conjunction with our S-1 offering and to costs associated with SEC reporting requirements.  As of December 31, 2010 the accumulated deficit increased to ($95,755) compared with ($18,529) at December 31, 2009. This accumulated deficit may, on a limited basis, be offset against future taxable income.

Application of Critical Accounting Policies

We prepare our financial statement in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Our significant accounting policies are discussed in Note 2 to the financial statements.

Critical accounting policies include the areas where we have made what we consider to be particularly subjective judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience, where available, and on various other assumptions and information that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from estimates under different assumptions or conditions.

Liquidity and Capital Resources

As of December 31, 2010, we had $8,250 in cash and prepaid expenses of $45.  We have not generated any revenue since our inception.  Since our inception we have relied upon cash proceeds from the sale of our securities to our directors and officers and advances to us by two officers in the aggregate amount of $25,235 to fund our initial organization, operation and certain costs of our initial public offering.  During the year ended December 31, 2010, we received cash in the amount of $46,540 from the sale of our shares of common stock in the initial public offering we completed on June 10, 2010 and from the sale of common shares to two of our directors.  From June 10, 2010 through October 31, 2010, the Company sold an aggregate of 2,227,000 shares of common stock at an offering price of $0.02 per share, or for an aggregate offering price of $44,540.  Additionally, we received $2,000 in cash from the sale of 2,000,000 common shares at an offering price of $0.001 to two of our directors in March 2010.

In addition to the proceeds from the offering of our securities pursuant to our initial public offering, over the next 12 months, we anticipate we will require additional funds of approximately $5,000,000 to fund our operations, develop our business, and to satisfy the costs associated with the SEC public reporting and compliance requirements applicable to us under the Securities Exchange Act of 1934.  We expect to raise such additional financing from receiving equity or debt financings or from bank borrowing.  There is no assurance that sufficient equity or debt financing or bank borrowings will be available to us, or upon terms that are acceptable to us.  Any such debt financing that we are able to secure may, because we are a development stage company, require us to pay additional costs associated with high risk loans and be subject to above market interest rates.  Any equity financing we are able to raise may result in a dilution to existing shareholders.  Also, we may be required to obtain financing in the form of securities convertible into our shares of common stock the conversion of which may be on the basis of the market price of our stock at the time or immediately prior to the conversion of such securities.  As a result, the continued or ongoing conversion of such securities we issue in any such financing may adversely affect the market price for our shares, if any such market ever develops. If any such financing is not available on satisfactory terms, we may be unable to commence and/or continue our operations.  As a result, investors would lose all of their investment in us.

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

Going concern

Our auditors have issued a “going concern” opinion with regard to our financial statements for the period from inception through December 31, 2010, meaning that there is substantial doubt we can continue as a going concern for the next 12 months unless we obtain financing in addition to the financing raised from our initial public offering.  No substantial revenues are anticipated until we have further implemented our business plan.  We are reliant upon the proceeds of our initial public offering and future sales of stock to fund operations and will be required to raise additional financing to fully implement our strategy and stay in business.

Off-Balance Sheet Arrangements

At December 31, 2010, there were none.

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

Our business plan and strategy includes the following:

•
New media advertising and marketing service development. We plan to further develop our new media advertising and marketing services capabilities and our long-term service offerings. Initially, we plan to provide a full range of new media services by reselling the services of other agencies and, as we further develop our infrastructure and internal operational capabilities, through our own agency personnel.

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

In addition, we may need additional funds if we use a greater percentage of cash rather than stock in connection with future acquisitions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information to be reported under this item is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
FINANCIAL STATEMENTS

INDEX TO THE FINANCIAL STATEMENTS

PAGE(S)

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Balance Sheets as of December 31, 2010 and December 31, 2009	F-2

Statements of Operations for the Year Ended December 31, 2010 and the period June 2, 2009 (inception) through December 31, 2009 and the period June 2, 2009 (inception) to December 31, 2010	F-3

Statements of Stockholders’ Equity (Deficit) for the Year Ended December 31, 2010 and the period June 2, 2009 (inception) through December 31, 2009	F-4

Statements of Cash Flows for the Year Ended December 31, 2010 and the period June 2, 2009 (inception) through December 31, 2009 and the period June 2, 2009 (inception) to December 31, 2010	F-5

Notes to financial Statements	F-6 – F8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Elsinore Services, Inc.
(A Development Stage Enterprise)

We have audited the accompanying balance sheets of Elsinore Services, Inc. (a development stage enterprise) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the year ended December 31, 2010 and the period June 2, 2009 (date of inception) to December 31, 2009 and the period June 2, 2009 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elsinore Services, Inc. (a development stage enterprise) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010 and the period June 2, 2009 (date of inception) to December 31, 2009 and from June 2, 2009 (date of inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's accumulated deficit and lack of capital, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Friedman LLP

Marlton, NJ
March 11, 2011

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$8,250	$—
Prepaid expenses	45	—
Total current assets	8,295	—

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$24,275	$10,000
Loans payable, officers	25,235	1,116
Total current liabilities	49,510	11,116

Stockholders’ Deficiency
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 245,000,000 shares authorized;
12,227,000 and 10,000,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	12,227	10,000
Additional Paid-in Capital	42,313	—
Common stock subscriptions	—	(2,587)
Deficit accumulated during the development stage	(95,755)	(18,529)
Total stockholders' deficiency	(41,215)	(11,116)
Total liabilities and stockholders’ deficiency	$8,295	$—

The accompanying notes are an integral part of these financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010	Period From June 2, 2009 (Inception) Through December 31, 2009	Cumulative Totals Since Inception (June 2, 2009 Through December 31, 2010)
Revenues	$—	$—	$—
Operating Expenses
Professional fees	66,694	10,000	76,694
Administrative fees	10,532	8,529	19,061
Total Operating Expenses	77,226	18,529	95,755
Net loss	$(77,226)	$(18,529)	$(95,755)
Net loss per basic and diluted share	(0.01)	(0.02)
Weighted average common shares outstanding	10,760,605	1,000,000

The accompanying notes are an integral part of these financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					(Deficit)
					Accumulated
			Common	Additional	During the
	Common Stock		Stock	Paid-in	Development
	Shares	Amount	Subscriptions	Capital	Stage	Totals
Balance – June 2, 2009 (at inception)	—	$—	$—	$—	$—	$—
Common stock issued	10,000,000	10,000	(2,587)	—		7,413
Net (loss) for the period					(18,529)	(18,529)
Balance - December 31, 2009	10,000,000	$10,000	$(2,587)	$—	$(18,529)	$(11,116)
Common stock issued	2,227,000	2,227	2,587	42,313		47,127
Net (loss) for the period					(77,226)	(77,226)
Balance – December 31, 2010	12,227,000	$12,227	$—	$42,313	$(95,755)	$(41,215)

The accompanying notes are an integral part of these financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2010	Period From June 2, 2009 (Inception) Through December 31, 2009	Cumulative Totals Since Inception (June 2, 2009 Through December 31, 2010)
Cash flows from operating activities
Net loss	$(77,226)	$(18,529)	$(95,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for operating expenses	587	7,413	8,000
Changes in assets and liabilities:
(Increase) in prepaid expenses	(45)	—	(45)
Increase in accounts payable and accrued expenses	14,275	10,000	24,275
Net cash (used in) operating activities	(62,409)	(1,116)	(63,525)

Cash flows from financing activities
Cash received from stock sales	46,540	—	46,540
Loans payable, officers	24,119	1,116	25,235
Net cash flow from financing activities	70,659	1,116	71,775
Net increase in cash	8,250	—	8,250
Cash at the beginning of the reporting period	—	—	—
Cash at the end of the reporting period	$8,250	$—	$8,250

Supplemental cash flow disclosure	$—	$2,587	$—
Non-cash financing activities
Issuance of common stock through stock subscriptions

The accompanying notes are an integral part of these financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION

Description of Business

Elsinore Services, Inc. (the “Company”) was incorporated on June 2, 2009 in the State of Delaware and established a fiscal year end of December 31. The Company is a development stage enterprise that intends to provide full-service advertising and marketing services with an emphasis on digital interactive media.

Development Stage Enterprise

The Company is currently in the development stage as defined in the Accounting Standards Codification 915.  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues therefrom. All activities of the Company to date relate to its organization, initial funding and share issuances.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  At December 31, 2010 and 2009, the Company had $8,250 and $0 of cash, respectively.

The Company does not maintain cash and cash equivalents with a financial institution that exceeds the limit of insurability under the Federal Deposit Insurance Corporation.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from these estimates.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of the Accounting Standards Codification 740, Accounting for Income Taxes, which requires an asset and liability approach to calculate deferred income taxes.  The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary difference between the carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations.  The Company has applied a full valuation allowance of approximately $37,000 and $7,000 as of December 31, 2010 and 2009, respectively, against gross deferred tax assets of the same amount. Those deferred tax assets consists primarily of start-up costs under section 195 of the Internal Revenue Service Code.  There were no uncertain tax positions at December 31, 2010 or December 31, 2009, as the Company's tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examination. The Company has filed District of Columbia and federal tax returns for the period June 2, 2009 (date of inception) through December 31, 2009 and are currently open.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS

Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2010.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, accounts payable and loans payable officers approximate fair value because of the immediate or short-term maturity of these financial instruments.

NOTE 3 -             GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the period June 2, 2009 (date of inception) to December 31, 2010, and has an accumulated deficit of $95,755 as of December 31, 2010.  The Company has relied upon cash from its officers to fund its ongoing operations and continues to do so as it has not been able to generate sufficient cash from its operating activities.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses at December 31, 2010 and 2009 totaled $12,250 and $10,000, respectively, and consisted of amounts owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements.

NOTE 5 – LOANS PAYABLE OFFICERS

The Company received loans from two of its officers to fund its bank account and to pay some operating expenses during the years ended December 31, 2010 and 2009.  The loans are unsecured, interest free and due on demand.  During the year ended December 31, 2010, the officers paid invoices on behalf of the Company totaling $24,119.  The balance of loans payable to officers was $25,235 and $1,116 as of December 31, 2010 and December 31, 2009, respectively.

NOTE 6 –            EQUITY TRANSACTIONS

The Company commenced a capital formation by filing a Registration Statement on Form S-1 with the SEC to register and sell in a self-directed offering 3,000,000 shares of newly issued common stock at an offering price of $0.02 per share for proceeds of up to $60,000.  The Registration statement was declared effective on June 10, 2010.
During the period July 1, 2010 through October 31, 2010, the Company sold an aggregate of 2,227,000 shares of common stock at an offering price of $0.02 per share, or for an aggregate offering price of $44,540.

Additionally, we received $2,000 in cash from the sale of 2,000,000 common shares subscribed at an offering price of $0.001 to two of our directors.  Another 587,000 shares were issued to a director in exchange for $587 in expenses paid on behalf of the Company.

Total consideration received for the sale of common shares during the period was $47,127.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISSE)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 –            RELATED PARTY TRANSACTIONS

Effective May 17, 2010, the Company entered into a two year services agreement with FaceTime Strategy, LLC, a marketing, public relations, database development and management company.  Mr. Todd Mason, a director and a principal shareholder of the Company, is the Chairman and Chief Executive Officer, managing member, and a control person of FaceTime.  Under the agreement, FaceTime has agreed to provide certain web site upgrade, development and maintenance services and web site blog, shareholder communications and maintenance, and related services for the Company for a one-time fee of $60,000 and a monthly maintenance fee of $2,500. Also, FaceTime has agreed to provide services with regard to: the preparation of the Company’s marketing kit; communication with supporting vendors in fulfillment of the Company’s client’s marketing programs; maintain software used for customer address standardization; provide the Company’s clients with access to certain system database management software, and related services for a one-time fee of $25,000 and a monthly maintenance fee of $2,500.  Further, FaceTime has agreed to provide to the Company email marketing services, online survey, and tracking and graphical reporting services, electronic email mailing services, and related services for a monthly maintenance fee of $1,000.  The commencement of the above services will begin upon mutual agreement between FaceTime Strategy and Elsinore Services and no services had been provided as of December 31, 2010.

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

During the year ended December 31, 2010, the Company received $2,000 in cash and $587 in expenses paid on its behalf to fully satisfy a stock subscription in the amount of $2,587 from three of its directors.  For the period June 2, 2009 (date of inception) to December 31, 2010 the Company issued 8,000,000 shares of our common stock valued at $8,000 to related parties in exchange for $8,000 in expenses incurred on behalf of the Company.

In connection with the Company’s registered initial public offering, at various times during 2010, Mr. Dunhem, CEO, President and a director of the Company, and Mr. Schauer, CFO, Senior Vice President and a director of the Company, have loaned to the Company $12,711 and $10,404, respectively, for an aggregate of $23,115 to cover certain of such offering expenses.  Mr. Dunhem and Mr. Schauer also loaned to the Company an additional $1,400 and $720, respectively, for an aggregate of $2,121 to cover various administrative expenses.  These loans are non-interest bearing and the Company expects to repay them within the next year.

The Company’s principal executive offices are provided to the Company on a month-by-month basis at no cost by Mason Media, LLC, a company controlled by Mr. Todd Mason, a director and a principal stockholder of the Company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

The management of Elsinore Services, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”. Based on that assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective based on the criteria established in “Internal Control-Integrated Framework”.

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

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

MANAGEMENT

Our directors and executive officers and their ages as of March 11, 2011 are as follows:

Name	Age	Position
Arne Dunhem	60	President, Chief Executive Officer and Chairman of the Board
Dean V. Schauer	48	Senior Vice President, Chief Financial Officer, Director
Leif T. Carlsson	68	Director
Todd Mason	48	Director

The following is a description of the background of our directors and executive officers.

Background Information

Arne Dunhem has served as our President, Chief Executive Officer and Chairman of our board of directors since our inception on June 2, 2009. His term as a director expires in 2011. Mr. Dunhem has over 37 years of executive management and engineering experience with large complex multinational corporations, large international organizations as well as early stage technology and start-up companies. From February 2004 to the present, he has been Chairman, President and Chief Executive Officer of Ariel Way, Inc., a public company engaged in the business of secure global communications and multimedia services. Since September 2008, Ariel Way, Inc. has been delinquent in its SEC public reporting obligations. From December 2003 to February 2004, he was a consultant providing executive management and merger and acquisition support services. Between January 2002 and November 2003, he was Chairman, President and CEO of MobilePro Corp. From July 2001 to January 2002, Mr. Dunhem was a strategic business consultant and, in January 2002, he was President and CEO of Neoreach, Inc. In April 2002, Neoreach became a wholly-owned subsidiary of MobilePro. From November 1998 to June 2001 he was the Chairman and CEO of erbia, Inc. From January 1998 to October 1998, he was a strategic business consultant for various private companies. From July 1993 to September 1997, he was Chairman of Tele8 Kontakt AB, a Swedish nationwide start-up cell-phone operator and, from January 1993 to December 1997, he was Chairman of Nordiska Tele8 AB of Sweden, a European international long distance and local telephone services company. He took the companies from their start-up phases through full operation and eventually the sale of both companies. Mr. Dunhem received a M.Sc. degree from Chalmers University of Technology of Sweden.

Dean V. Schauer has served as our Chief Financial Officer and as a director since March 3, 2010.  His term as a director expires in 2012.  Mr. Schauer has over 26 years of executive-level financial management experience gained in a wide range of public and private companies. From March 2006 to the present, he has been the Chief Executive Officer of Reliant Financial Consulting, an accounting and financial consulting company. From July 1998 to March 2006 he was the Managing Partner of Enterprise Financial Consulting. From April 1990 to July 1998, he served as the Assistant Vice President of Global Accounting for Global One. From April 1988 to April 1990, he was the Financial Reporting Manager for Planning Research Corporation.  From January 1984 to April 1988, he served as an Audit Senior for Ernst & Young. Mr. Schauer received a Bachelor of Arts degree from Texas A&M University. He is a Certified Public Accountant.

Leif T. Carlsson was appointed a director on March 3, 2010.  His term expires in 2013.  Mr. Carlsson has over 46 years of senior executive management experience with large European multinational corporations as well as with early stage technology companies. Since 2002 he has been with Arrow Capital, a European Venture Capital firm based in Stockholm, Sweden. Mr. Carlsson has been a President of a number of large European corporations including from 2001 through 2002 with Scanfood AB. He was from 1992 through 2001 President of Scandic Hotels Europe AB, currently part of the EQT-Group; during 1990 through 1992 President of FFV Aerotech AB and FFV Aerotech Ltd, currently part of the Saab Group and FL Schmidt. From February 2004 to the present, he has also been a director of Ariel Way, Inc.  Mr. Carlsson received a M.Sc. degree from Chalmers University of Technology of Sweden.

Todd Mason was appointed a director on March 3, 2010.  His term expires in 2013. Mr. Mason is a senior media communications executive with over two decades of experience in financial management, technology, business development and mergers and acquisitions for various media companies.  In 2005, he founded Mason Media Group, LLC (MMG) and has served as its Chairman and Chief Executive Officer since its formation.  MMG develops and invests in growing technology companies in the communications industry.  MMG has made five acquisitions since its inception and currently has operations throughout the United States.  Mr. Mason is also Chairman and CEO of FaceTime Strategy, LLC - a wholly owned subsidiary of Mason Media Group.  FaceTime is a leading technology focused advertising, marketing and public relations agency.  Prior to founding MMG, Mr. Mason served for eight years as President and COO of Atlantic Video, one of the country’s largest broadcast-production management companies with broadcast operations in New York, Los Angeles and Washington DC.  Under Mr. Mason’s leadership, the company grew revenue over 400% and secured major broadcast contracts with networks such as ESPN, Discovery Channel and Animal Planet.  Prior to Atlantic Video, Mr. Mason was Senior Vice President and Chief Financial Officer of Henninger Media Services, Inc. for six years, one of the country’s largest broadcast post-production companies.  The company grew revenue 600% while under the guidance of Mr. Mason.  Mr. Mason attended Virginia Commonwealth University and majored in Business Administration.

Committees of the Board

The Elsinore Services Board of Directors does not have a standing audit, nominating and compensation committee or any other committees that perform similar functions.

Code of Ethics, Code of Business Conduct

Effective March 31, 2010, we adopted a Code of Ethics for our CEO, CFO, principal accounting officer or controller, and persons performing similar functions.  A copy of the Code of Ethics has been posted to our website.  Our website address is www.elsinoreservices.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of Forms 3 and 4 and 5 thereto furnished to the Company as of December 31, 2010, or written representations that no annual Form 5 reports were required, the Company believes that all filing requirements under Section 16(a) of the Securities Act of 1934, as amended (the "Exchange Act") applicable to its directors, officers and any persons holding ten percent (10%) or more of the Company's Common Stock were made with respect to the Company's fiscal year ended December 31, 2010.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2010 beneficial owners have complied with Section 16(a) filing requirements applicable to them with the exception of two Directors who filed Form 3 approximately 40 days delinquent.

Involvement on Certain Material Legal Proceedings during the Last Ten Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Item 11. Executive Compensation

Executive Compensation

Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2010 and 2009, paid to our executive officers. No officer earned over $100,000 in such fiscal year. We had no written employment agreement with Mr. Dunhem or Mr. Schauer during the fiscal year ended December 31, 2010.

Summary Compensation Table Year 2010 and 2009

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Arne Dunhem	2010	0	0	0	0	0	0	0	0
Chairman, CEO, President	2009	0	0	0	0	0	0	0	0
Dean Schauer,	2010	0	0	0	0	0	0	0	0
Director, CFO	2009	0	0	0	0	0	0	0	0

Compensation of Directors

No compensation to any director was paid or granted during the fiscal year ended December 31, 2010. We have no arrangement pursuant to which our independent Directors are compensated for services provided as Directors.

Director Compensation Year 2010

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Leif T. Carlsson	0	0	0	0	0	0	0
Todd Mason	0	0	0	0	0	0	0

Indemnification

As permitted by the provisions of the General Corporation Law of the State of Delaware, we have the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the person is or was a director, officer, employee or agent of us, if such officer or director acted in good faith and in a manner reasonably believed to be in or not opposed to our best interests. Any such person may be indemnified against expenses, including attorneys’ fees, judgments, fines and settlements to the extent they have been on the merits or otherwise in defense of any action, suit or proceeding. Further, we maintain liability insurance on behalf of our officers, directors, employees and agents. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Employment Agreements

Elsinore Services currently does not have employment agreements with any of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Owners

As of March 11, 2011, other than the directors and executive officers, as identified in the table below, no person owned beneficially more than five percent (5%) of our common stock.

Directors and Executive Officers

The following table shows the amount of our capital stock beneficially owned by our directors, the executive officers named in the Summary Compensation Table above, beneficial owners of 5% or more of our common stock and by all directors and executive officers as a group as of  March 11, 2011. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of March 11, 2011 we had 12,227,000 shares of common stock outstanding.

		Shares to be
		Beneficially	Percent
Name and Address of Beneficial Owner	Title of Class	Owned	of Class

Arne Dunhem 4201 Connecticut Avenue, N.W. Suite 407 Washington, D.C.	Common	4,000,000	32.7%

Dean Schauer 4201 Connecticut Avenue, N.W. Suite 407 Washington, D.C.	Common	4,000,000	32.7%

Leif T. Carlsson 4201 Connecticut Avenue, N.W. Suite 407 Washington, D.C.	Common	1,000,000	8.2%

Todd Mason 4201 Connecticut Avenue, N.W. Suite 407 Washington, D.C.	Common	1,000,000	8.2%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

We currently have two independent directors, Mr. Leif T. Carlsson and Mr. Todd Mason. Except for the function as directors on the Board, neither Mr. Carlsson nor Mr. Mason has a relationship with the Company or any of the management team members of the Company.

The Company maintains a shared office space at 4201 Connecticut Avenue, Suite 407, Washington, D.C. 20008. The office space is provided free of charge by Mr. Todd Mason, one of Elsinore Services’ Directors.

Item 14. Principal Accounting Fees and Services.

The following table sets forth fees billed to us by our independent auditors for the fiscal years ended December 31, 2010 and 2009 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2010	2009
Audit fees	$21,612	$10,000
Audit-related fees	-	-
Tax fees	228	-
All other fees	-	-
Total Fees	$21,840	$10,000

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed Herewith
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)				X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)				X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)				X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elsinore Services, Inc.

By	/s/ Arne Dunhem
Name: Arne Dunhem Title: President and Chief Executive Officer,
Date: March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Arne Dunhem	President, Chief Executive Officer,	March 11, 2011
Arne Dunhem	Principal Executive Officer and Director

/s/ Dean V. Schauer	Chief Financial Officer, Principal Accounting Officer,	March 11, 2011
Dean V. Schauer	and Director

/s/ Leif T. Carlsson	Director	March 11, 2011
Leif T. Carlsson

/s/ Todd Mason	Director	March 11, 2011
Todd Mason