Form 10-Q
period 2011-06-30
ELSINORE SERVICES INC
filed 2011-08-05
CIK 1488420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The number of shares outstanding of the registrant’s common stock, as of August 5, 2011 was 12,227,000.

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

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

Condensed Financial Statements (unaudited):

Condensed Balance Sheets as of June 30, 2011 and December 31, 2010	5

Condensed Statements of Operations for the Three Months and Six Months Ended June 30, 2011 and for the Period June 2, 2009 to June 30, 2010 (with Cumulative Totals Since Inception)	6

Condensed Statements of Changes in Stockholders’ Deficiency for the Period from Inception (June 2, 2009) Through June 30, 2011	7

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (with Cumulative Totals Since Inception)	8

Notes to Condensed Financial Statements	9

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$30	$8,250
Prepaid expenses	45	45
Total current assets	75	8,295

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$29,052	$24,275
Loans payable, officers	27,222	25,235
Total current liabilities	56,274	49,510

Stockholders’ Deficiency
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 245,000,000 shares authorized; 12,227,000 shares issued and outstanding	12,227	12,227
Additional Paid-in Capital	42,313	42,313
Deficit accumulated during the development stage	(110,739)	(95,755)
Total stockholders' deficiency	(56,199)	(41,215)
Total liabilities and stockholders’ deficiency	$75	$8,295

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011
AND 2010 (WITH CUMULATIVE TOTALS SINCE INCEPTION)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,2011		Cumulative Totals Since Inception
	2011	2010	2011	2010	(June 2, 2009 Through June 30, 2011)

Revenues	$—	$—	$—	$—	$—

Operating Expenses
Professional fees	4,859	39,509	14,049	44,629	90,743
Administrative fees	691	1,808	935	4,233	19,996
Total Operating Expenses	5,550	41,317	14,984	48,862	110,739
Net loss	$(5,550)	$(41,317)	$(14,984)	$(48,862)	$(110,739)

Net loss per basic and diluted share	$(0.00)	(0.00)	$(0.00)	(0.00)
Weighted average common shares outstanding	12,227,000	10,000,000	12,227,000	8,965,456

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD OF INCEPTION (JUNE 2, 2009)
THROUGH JUNE 30, 2011
(UNAUDITED)

					(Deficit) Accumulated
	Common Stock		Common Stock	Additional	During the
	Shares	Amount	Subscriptions	Paid-in Capital	Development Stage	Totals
Balance – at inception	—	$—	$—	$—	$—	$—
Common stock issued	10,000,000	10,000	(2,587)	—		7,413
Net (loss) for the period					(18,529)	(18,529)
Balance - December 31, 2009	10,000,000	$10,000	$(2,587)	$—	$(18,529)	$(11,116)
Common stock issued	2,227,000	2,227	2,587	42,313		47,127
Net (loss) for the period					(77,226)	(77,226)
Balance – December 31, 2010	12,227,000	$12,227	—	$42,313	$(95,755)	$(41,215)
Common stock issued	—	—	—	—	—	—
Net loss for the period	—	—	—	—	(14,984)	(14,984)
Balance – June 30, 2011	12,227,000	$12,227	$—	$42,313	$(110,739)	$(56,199)

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
 (WITH CUMULATIVE TOTALS SINCE INCEPTION JUNE 2, 2009)
(UNAUDITED)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Cumulative Totals Since Inception (June 2, 2009 Through June 30, 2011)
Cash flows from operating activities
Net loss	$(14,984)	$(48,862)	$(110,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for operating expenses	—	586	8,000
Changes in assets and liabilities:
(Increase) in prepaid expenses	—	(45)	(45)
Increase in accounts payable and accrued expenses	4,777	29,229	29,052

Net cash (used in) operating activities	(10,207)	(19,092)	(73,732)

Cash flows from financing activities
Cash receipts from stock sales	—	2,000	46,540
Loans payable, officers	1,987	17,142	27,222
Net cash flow provided by financing activities	1,987	19,142	73,762

Net increase (decrease) in cash	(8,220)	50	30
Cash at the beginning of the reporting period	8,250	—	—
Cash at the end of the reporting period	$30	$50	$30

Supplemental cash flow disclosure Non-cash financing activities
Issuance of common stock through stock subscriptions	$—	$—	$2,587

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

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

Basis of Presentation

These condensed interim financial statements contain unaudited information as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 and for the cumulative period June 2, 2009 (inception) through June 30, 2011.  The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements do not include complete footnotes and financial statement presentations. As a result, these unaudited condensed financial statements should be read along with the audited financial statements of the Company for the year ended December 31, 2010 filed with form 10-K.  In our opinion, the unaudited condensed financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for those periods presented. The preparation of financial statements in conformity with United States (U.S.) generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from these estimates.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of the Accounting Standards Codification 740, Income Taxes, which requires an asset and liability approach to calculate deferred income taxes.  The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary difference between the carrying amounts and the tax basis of assets and liabilities.

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

Recent Accounting Pronouncements

 In May 2011, FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing  information about fair value measurements. ASU 2011-04 shall be effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted for public entities. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011, and should be applied prospectively. Nonpublic entities may elect to apply the amendments early, but no earlier than interim periods beginning after December 15, 2011. The Company does not expect that the adoption of ASU 2011-04 will have a material effect on its financial statements.

In June 2011, FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. Under the amendments to Topic 220, “Comprehensive Income”, in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted. The Company does not expect that the adoption of ASU 2011-05 will have a material effect on its financial statements.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the period June 2, 2009 (date of inception) to June 30, 2011, and has an accumulated deficit of $110,739 as of June 30, 2011.  The Company has relied upon cash from its officers to fund its ongoing operations and plans to continue such reliance, as it has not been able to generate sufficient cash from its operating activities.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

Effective May 17, 2010, the Company entered into a two year services agreement with FaceTime Strategy, LLC, a marketing, public relations, database development and management company.  Mr. Todd Mason, a director and a principal shareholder of the Company, is the Chairman and Chief Executive Officer, managing member, and a control person of FaceTime.  Under the agreement, FaceTime has agreed to provide certain web site upgrade, development and maintenance services and web site blog, shareholder communications and maintenance, and related services for the Company for a one-time fee of $60,000 and a monthly maintenance fee of $2,500. Also, FaceTime has agreed to provide services with regard to: the preparation of the Company’s marketing kit; communication with supporting vendors in fulfillment of the Company’s client’s marketing programs; maintain software used for customer address standardization; provide the Company’s clients with access to certain system database management software, and related services for a one-time fee of $25,000 and a monthly maintenance fee of $2,500.  Further, FaceTime has agreed to provide to the Company email marketing services, online survey, and tracking and graphical reporting services, electronic email mailings services, and related services for a monthly maintenance fee of $1,000.  The commencement of the above services will begin upon mutual agreement between FaceTime Strategy and Elsinore Services and no services had been provided as of August 5, 2011.  FaceTime has also agreed to provide the following services for the Company’s clients: campaign design and creation; strategic planning; direct response programs; market research; media buying; promotion; podcast and webcast preparation; viral marketing campaigns; social networking and media content creation and management; and related services at costs to be agreed to by the Company and FaceTime.  Each of the foregoing services will commence upon the Company’s mutual agreement with FaceTime.  The Company or FaceTime may terminate the agreement upon thirty days’ prior written notice by a non-defaulting party to the defaulting party in the event of an uncured default under the agreement during which period the defaulting party shall have the opportunity to cure the default. The agreement also contains certain proprietary information, confidentiality, non-disclosure and indemnification provisions.

During the six months ended June 30, 2011, Mr. Dunhem, CEO, President and a director of the Company, and Mr. Schauer, CFO, Senior Vice President and a director of the Company, have advanced to the Company $1,544 and $485, respectively, for an aggregate of $2,029 to cover various operating expenses.  The advances are non-interest bearing and the Company expects to repay them once additional funding has been obtained of which there can be no assurance.

The Company’s principal executive offices are provided to the Company on a month-by-month basis at nominal cost by Mason Media, LLC, a company controlled by Mr. Todd Mason, a director and a principal stockholder of the Company.

During the six months ended June 30, 2010, the Company received cash to fully satisfy a stock subscription in the amount of $2,000 from two of its directors.

For the period June 2, 2009 (date of inception) to March 31, 2010 the Company issued 8,000,000 shares of our common stock valued at $8,000 to related parties in exchange for $8,000 in expenses incurred on behalf of the Company.

NOTE 4 – EQUITY TRANSACTIONS

No equity transactions occurred during the six months ended June 30, 2011.

During the six months ended June 30, 2010 the Company received $2,000 in cash from the sale of 2,000,000 common shares subscribed at an offering price of $0.001 to two of our directors.  Another 587,000 shares were issued to a director in exchange for $587 in expenses paid on behalf of the Company.  Total consideration received for the sale of common shares during the period was $2,587.

NOTE 5 – COMMITMENTS

In June 2010, the Company entered into an Agreement with ComputerShare for transfer agent services.  Under the Agreement, the Company agreed to pay ComputerShare an initial setup fee of $750 and $250 per month in addition to standard service fees for transfer agent services received.  The initial term for the Agreement is one year and will automatically renew from year to year unless advance written notice is provided.  The Company will incur a one-time termination fee not to exceed $3,750 at the time of expiration or termination of the Agreement.  This agreement is still in place at June 30, 2011.

Item 2.    Management’s Discussion and Analysis of Financial Conditions and Results of Operation

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

Our Results of Operations

Since inception through June 30, 2011, we have had no revenue.  Expenses for the period from inception (June 2, 2009) through June 30, 2011, totaled $110,739 resulting in a net loss of $110,739.  Expenses for the six month period ended June 30, 2011 totaled $14,984 resulting in a net loss of $14,984 and expenses for the six month period ending June 30, 2010 totaled $48,862 and resulted in a net loss of $48,862.  The decrease in expenses for the six months ended June 30, 2011 versus the same period in 2010 was due primarily to lower professional fees associated with SEC reporting.  All of such losses are attributable to expenses related to our initial organization.

Liquidity and Capital Resources

As of June 30, 2011, we had $30 in cash and prepaid expenses of $45.  We have not generated any revenue since our inception.  Since our inception we have relied upon cash proceeds from the sale of our securities to our directors and officers and advances to us by two officers in the aggregate amount of $27,222 to fund our initial organization, operation and certain costs of our initial public offering.  From June 10, 2010 through October 31, 2010, the Company sold an aggregate of 2,227,000 shares of common stock at an offering price of $0.02 per share, or for an aggregate offering price of $44,540 in conjunction with an initial public offering we completed on June 10, 2010.

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

Going Concern Consideration

Our auditors have issued a “going concern” opinion with regard to our financial statements for the year ended December 31, 2010, meaning that there is substantial doubt if we can continue as a going concern for the next 12 months unless we obtain financing in addition to the financing raised from our initial public offering.  No or no substantial revenues are anticipated until we have further implemented our business plan.  We are reliant upon the proceeds of our initial public offering and future sales of stock to fund operations and will be required to raise additional financing to fully implement our strategy and stay in business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Disclosure not required by a “smaller reporting company.”

Item 4.   Controls and Procedures

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

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

Disclosure not required of a “smaller reporting company.”

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    (Removed and Reserved.)

Item 5.    Other Information

None.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)				X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)				X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)				X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELSINORE SERVICES, INC.

Date: August 5, 2011	By:	/s/ Arne Dunhem
Arne Dunhem
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Dean V. Schauer
Dean V. Schauer
Chief Financial Officer (Principal Financial and Accounting Officer)