Form 10-Q
period 2011-09-30
ELSINORE SERVICES INC
filed 2011-10-28
CIK 1488420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock, as of October 28, 2011 was 12,227,000.

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons:

·	our ability to implement our business plan;
·	our ability to market our proposed services, commence revenue operations and then to achieve profitable results of operation;
·	competition from larger, more established companies with far greater economic and human resources than we have;
·	our ability to attract and retain customers and quality employees;
·	the effect of changing economic conditions; and
·	changes in government regulations, tax rates and similar matters.

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

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$30	$8,250
Prepaid expenses	45	45
Total current assets	75	8,295

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$31,947	$24,275
Loans payable, officers	31,861	25,235
Total current liabilities	63,808	49,510

Stockholders’ Deficiency
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 245,000,000 shares authorized; 12,227,000 shares issued and outstanding	12,227	12,227
Additional Paid-in Capital	42,313	42,313
Deficit accumulated during the development stage	(118,273)	(95,755)
Total stockholders' deficiency	(63,733)	(41,215)
Total liabilities and stockholders’ deficiency	$75	$8,295

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011
AND 2010 (WITH CUMULATIVE TOTALS SINCE INCEPTION)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Totals Since Inception (June 2, 2009 Through September 30,
	2011	2010	2011	2010	2011)

Revenues	$—	$—	$—	$—	$—

Operating Expenses
Professional fees	6,884	17,810	20,933	62,440	97,627
Administrative fees	650	4,658	1,585	8,891	20,646
Total Operating Expenses	7,534	22,468	22,518	71,331	118,273
Net loss	$(7,534)	$(22,468)	$(22,518)	$(71,331)	$(118,273)

Net loss per basic and diluted share	$(0.00)	(0.00)	$(0.00)	(0.01)
Weighted average common shares outstanding	12,227,000	10,816,380	12,227,000	10,275,117

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD OF INCEPTION (JUNE 2, 2009)
THROUGH SEPTEMBER 30, 2011
(UNAUDITED)

	Common Stock		Common Stock	Additional	(Deficit) Accumulated During
	Shares	Amount	Subscriptions	Paid-in Capital	the Development Stage	Totals
Balance – at inception	—	$—	$—	$—	$—	$—
Common stock issued	10,000,000	10,000	(2,587)	—		7,413
Net (loss) for the period					(18,529)	(18,529)
Balance - December 31, 2009	10,000,000	$10,000	$(2,587)	$—	$(18,529)	$(11,116)
Common stock issued	2,227,000	2,227	2,587	42,313		47,127
Net (loss) for the period					(77,226)	(77,226)
Balance – December 31, 2010	12,227,000	$12,227	—	$42,313	$(95,755)	$(41,215)
Common stock issued	—	—	—	—	—	—
Net loss for the period	—	—	—	—	(22,518)	(22,518)
Balance – September 30, 2011	12,227,000	$12,227	$—	$42,313	$(118,273)	$(63,733)

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
 (WITH CUMULATIVE TOTALS SINCE INCEPTION)
(UNAUDITED)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Cumulative Totals Since Inception (June 2, 2009 Through September 30, 2011)
Cash flows from operating activities
Net loss	$(22,518)	$(71,331)	$(118,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for operating expenses	—	587	8,000
Changes in assets and liabilities:
(Increase) in prepaid expenses	—	(45)	(45)
Increase in accounts payable and accrued expenses	7,672	27,338	31,947

Net cash (used in) operating activities	(14,846)	(43,451)	(78,371)

Cash flows from financing activities
Cash receipts from stock sales	—	42,340	46,540
Loans payable, officers	6,626	22,000	31,861
Net cash flow provided by financing activities	6,626	64,340	78,401

Net increase (decrease) in cash	(8,220)	20,889	30
Cash at the beginning of the reporting period	8,250	—	—
Cash at the end of the reporting period	$30	$20,889	$30

Supplemental cash flow disclosure Non-cash financing activities
Issuance of common stock through stock subscriptions	$—	$—	$2,587

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

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

Basis of Presentation

These condensed interim financial statements contain unaudited information as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 and for the cumulative period June 2, 2009 (inception) through September 30, 2011.  The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements do not include complete footnotes and financial statement presentations. As a result, these unaudited condensed financial statements should be read along with the audited financial statements of the Company for the year ended December 31, 2010 filed with form 10-K.  In our opinion, the unaudited condensed financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for those periods presented. The preparation of financial statements in conformity with United States (U.S.) generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard update will not have an impact on our consolidated financial position, results of operations, or cash flows, as it is intended to simplify the assessment for goodwill impairment.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the period June 2, 2009 (date of inception) to September 30, 2011, and has an accumulated deficit of $118,273 as of September 30, 2011.  The Company has relied upon cash from its officers to fund its ongoing operations and plans to continue such reliance, as it has not been able to generate sufficient cash from its operating activities.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

Effective May 17, 2010, the Company entered into a two year services agreement with FaceTime Strategy, LLC, a marketing, public relations, database development and management company.  Mr. Todd Mason, a director and a principal shareholder of the Company, is the Chairman and Chief Executive Officer, managing member, and a control person of FaceTime.  Under the agreement, FaceTime has agreed to provide certain web site upgrade, development and maintenance services and web site blog, shareholder communications and maintenance, and related services for the Company for a one-time fee of $60,000 and a monthly maintenance fee of $2,500. Also, FaceTime has agreed to provide services with regard to: the preparation of the Company’s marketing kit; communication with supporting vendors in fulfillment of the Company’s client’s marketing programs; maintain software used for customer address standardization; provide the Company’s clients with access to certain system database management software, and related services for a one-time fee of $25,000 and a monthly maintenance fee of $2,500.  Further, FaceTime has agreed to provide to the Company email marketing services, online survey, and tracking and graphical reporting services, electronic email mailings services, and related services for a monthly maintenance fee of $1,000.  The commencement of the above services will begin upon mutual agreement between FaceTime Strategy and Elsinore Services and no services had been provided as of October 28, 2011.  FaceTime has also agreed to provide the following services for the Company’s clients: campaign design and creation; strategic planning; direct response programs; market research; media buying; promotion; podcast and webcast preparation; viral marketing campaigns; social networking and media content creation and management; and related services at costs to be agreed to by the Company and FaceTime.  Each of the foregoing services will commence upon the Company’s mutual agreement with FaceTime.  The Company or FaceTime may terminate the agreement upon thirty days’ prior written notice by a non-defaulting party to the defaulting party in the event of an uncured default under the agreement during which period the defaulting party shall have the opportunity to cure the default. The agreement also contains certain proprietary information, confidentiality, non-disclosure and indemnification provisions.

During the nine months ended September 30, 2011, Mr. Dunhem, CEO, President and a director of the Company, and Mr. Schauer, CFO, Senior Vice President and a director of the Company, have advanced to the Company $1,678 and $4,948, respectively, for an aggregate of $6,626 to cover various operating expenses.  The advances are non-interest bearing and the Company expects to repay them once additional funding has been obtained of which there can be no assurance.

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

 NOTE 4 – EQUITY TRANSACTIONS

No equity transactions occurred during the nine months ended September 30, 2011.

During the nine months ended September 30, 2010 the Company received $2,000 in cash from the sale of 2,000,000 common shares subscribed at an offering price of $0.001 to two of our directors.  Another 587,000 shares were issued to a director in exchange for $587 in expenses paid on behalf of the Company.  Total consideration received for the sale of common shares during the period was $2,587.  The Company also commenced a capital formation activity by filing a Registration Statement on Form S-1 with the SEC to register and sell in a self-directed offering 3,000,000 shares of newly issued common stock at an offering price of $0.02 per share for proceeds of up to $60,000.  The Registration statement was declared effective on June 10, 2010.  As of September 30, 2010 2,017,000 shares had been sold for a total consideration received of $40,340.

NOTE 5 – COMMITMENTS

In June 2010, the Company entered into an Agreement with ComputerShare for transfer agent services.  Under the Agreement, the Company agreed to pay ComputerShare an initial setup fee of $750 and $250 per month in addition to standard service fees for transfer agent services received.  The initial term for the Agreement is one year and will automatically renew from year to year unless advance written notice is provided.  The Company will incur a one-time termination fee not to exceed $3,750 at the time of expiration or termination of the Agreement.  This agreement is still in place at September 30, 2011.

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

·
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

·
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

·
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

·	Sales and marketing campaign. Our future success and the expansion of our business will require us to further develop our sales and marketing strategy.

·
Media content production. We expect to offer our customers media content, including certain advertising material. We expect to offer such services either directly or through collaboration with our strategic partners.

·
New media full scale computer system implementation and installation. Our ability to offer our own proprietary new media computer systems access and service will depend on our ability to raise financing in addition to the funds generated from this offering.

Our Results of Operations

Since inception through September 30, 2011, we have had no revenue.  Expenses for the period from inception (June 2, 2009) through September 30, 2011, totaled $118,273 resulting in a net loss of $118,273.  Expenses for the nine month period ended September 30, 2011 totaled $22,518 resulting in a net loss of $22,518 and expenses for the nine month period ending September 30, 2010 totaled $71,331 and resulted in a net loss of $71,331.  The decrease in expenses for the nine months ended September 30, 2011 versus the same period in 2010 was due primarily to lower professional fees associated with SEC reporting.  All of such losses are attributable to expenses related to our initial organization.

Liquidity and Capital Resources

As of September 30, 2011, we had $30 in cash and prepaid expenses of $45.  We have not generated any revenue since our inception.  Since our inception we have relied upon cash proceeds from the sale of our securities to our directors and officers and advances to us by two officers in the aggregate amount of $31,861 to fund our initial organization, operation and certain costs of our initial public offering.  From June 10, 2010 through October 31, 2010, the Company sold an aggregate of 2,227,000 shares of common stock at an offering price of $0.02 per share, or for an aggregate offering price of $44,540 in conjunction with an initial public offering we completed on June 10, 2010.

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

ELSINORE SERVICES, INC.

Date: October 28, 2011	By:	/s/ Arne Dunhem
Arne Dunhem
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Dean V. Schauer
Dean V. Schauer
Chief Financial Officer (Principal Financial and Accounting Officer)