Form 10-K
period 2011-12-31
ELSINORE SERVICES INC
filed 2012-03-30
CIK 1488420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $44,540 as of March 29, 2012.

As of March 29, 2012, the Company had 12,227,000 shares of its common stock, $0.001 par value per share, outstanding.

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

Employees

As of March 29, 2012, we had no employees and we have no collective bargaining agreements with employees. We anticipate that we will need additional people to fill administrative, sales and technical positions if we are successful in raising capital to implement our strategic business plan.

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

Item 3. Legal Proceedings

During the reporting period for the year ended December 31, 2011, there were no legal proceedings or claims pending against or involving us.

Item 4. Mining Safety Disclosures

 The Company is not engaged in mining activity.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock is currently unlisted and is not actively traded.

Shares Available Under Rule 144

As of March 29, 2012, we had 12,227,000 shares of common stock outstanding out of which a total of 10,000,000 were restricted and subject to Rule 144.  In general, under the recently amended Rule 144 which became effective on February 15, 2008 a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least six months (subject only to the Rule 144(c) public information requirement until the securities have been held for one year), previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:

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

Stockholders

As of March 29, 2012, we had 12,227,000 shares of common stock outstanding and there were approximately 44 holders of record of our common stock.

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

The following is a discussion and analysis of the results of operations and financial position as of and for the period from the date of our inception (June 2, 2009) through December 31, 2011 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this 10-K. Our financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. All references to dollar amounts in this section are in United States dollars.

Revenue and Expenses

Overall Operating Results:

There was no revenue for the fiscal years ended December 31, 2011 and 2010.

Total operating expenses were $30,024 and $77,226 for the fiscal years ended December 31, 2011 and 2010, respectively. The reduction in operating expenses from 2010 to 2011 was due to higher legal and audit fees in 2010 relating to our S-1 offering in June 2010. Professional fees decreased from $66,694 in 2010 to $26,989 in 2011.

As of December 31, 2011 cash and cash equivalents was $198 compared to $8,250 as of December 31, 2010.  As of December 31, 2011, accounts payable and accrued expenses were $25,327, compared to December 31, 2010 balances of $24,275. Accounts Payable Officers was $46,155 on December 31, 2011 compared to $25,235 at December 31, 2010.  These increases were due primarily to professional fees incurred for SEC reporting requirements.

Operations and Net Income

The net loss for the fiscal year ended December 31, 2011 was ($30,024) compared to a net loss of ($77,226) for the fiscal year ended December 31, 2010. The reduction in the net loss compared to the previous year was due primarily to reduced professional fees in 2011 compared to 2010.  Professional fees for the fiscal year ended December 31, 2010 were significantly higher due to fees incurred in conjunction with our S-1 offering in June 2010.  As of December 31, 2011 the accumulated deficit increased to ($125,779) compared with ($95,755) at December 31, 2010. This accumulated deficit may, on a limited basis, be offset against future taxable income.

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

Liquidity and Capital Resources

As of December 31, 2011, we had $198 in cash and prepaid expenses of $45.  We have not generated any revenue since our inception.  Since our inception we have relied upon cash proceeds from the sale of our securities to our directors and officers and advances to us by two officers in the aggregate amount of $46,155 to fund our initial organization, operation and certain costs of our initial public offering.  During the year ended December 31, 2010, we received cash in the amount of $46,540 from the sale of our shares of common stock in the initial public offering we completed on June 10, 2010 and from the sale of common shares to two of our directors.  From June 10, 2010 through October 31, 2010, the Company sold an aggregate of 2,227,000 shares of common stock at an offering price of $0.02 per share, or for an aggregate offering price of $44,540.  Additionally, we received $2,000 in cash from the sale of 2,000,000 common shares at an offering price of $0.001 to two of our directors in March 2010.

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

Going concern

Our auditors have issued a “going concern” opinion with regard to our financial statements for the period from inception through December 31, 2011, meaning that there is substantial doubt we can continue as a going concern for the next 12 months unless we obtain financing in addition to the financing raised from our initial public offering.  No substantial revenues are anticipated until we have further implemented our business plan.  We are reliant upon the proceeds of our initial public offering and future sales of stock to fund operations and will be required to raise additional financing to fully implement our strategy and stay in business.

Off-Balance Sheet Arrangements

At December 31, 2011, there were no off-Balance Sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
 FINANCIAL STATEMENTS

Silberstein Ungar, PLLC CPAs and Business Advisors

                                                                                                                           Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Elsinore Services, Inc.
Washington, D.C.

We have audited the accompanying balance sheets of Elsinore Services, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended and for the period from June 2, 2009 (inception) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elsinore Services, Inc., as of December 31, 2011 and 2010 and the results of its operations and cash flows for the years then ended and for the period from June 2, 2009 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Elsinore Services, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
March 28, 2012

ELSINORE SERVICES, INC. (A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$198	$8,250
Prepaid expenses	45	45
Total current assets	243	8,295

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$25,327	$24,275
Accounts payable, officers	46,155	25,235
Total current liabilities	71,482	49,510

Stockholders’ Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 245,000,000 shares authorized; 12,227,000 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	12,227	12,227
Additional paid-in capital	42,313	42,313
Deficit accumulated during the development stage	(125,779)	(95,755)
Total stockholders' deficit	(71,239)	(41,215)
Total liabilities and stockholders’ deficit	$243	$8,295

The accompanying notes are an integral part of these financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
 STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
FOR THE PERIOD FROM JUNE 2, 2009 (INCEPTION) TO DECEMBER 31, 2011

	Year Ended December 31, 2011	Year Ended December 31, 2010	Cumulative Totals Since Inception (June 2, 2009) Through December 31, 2011
Revenues	$—	$—	$—
Operating Expenses
Professional fees	26,989	66,694	103,683
Administrative fees	3,035	10,532	22,096
Total Operating Expenses	30,024	77,226	125,779
Net loss	$(30,024)	$(77,226)	$(125,779)
Net loss per basic and diluted share	$(0.00)	$(0.01)
Weighted average common shares outstanding	12,227,000	10,760,605

The accompanying notes are an integral part of these financial statements.

 ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
 STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
AS OF DECEMBER 31, 2011

	Common Stock		Common Stock	Additional Paid-in	(Deficit) Accumulated During the
	Shares	Amount	Subscriptions	Capital	Development Stage	Totals
Balance – June 2, 2009 (at inception)	—	$—	$—	$—	$—	$—
Common stock issued	10,000,000	10,000	(2,587)	—		7,413
Net (loss) for the period					(18,529)	(18,529)
Balance - December 31, 2009	10,000,000	$10,000	$(2,587)	$—	$(18,529)	$(11,116)
Common stock issued	2,227,000	2,227	2,587	42,313		47,127
Net (loss) for the period					(77,226)	(77,226)
Balance – December 31, 2010	12,227,000	$12,227	$—	$42,313	$(95,755)	$(41,215)
Net (loss) for the period					(30,024)	(30,024)
Balance – December 31, 2011	12,227,000	$12,227	$—	$42,313	$(125,779)	$(71,239)

The accompanying notes are an integral part of these financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
 STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
FOR THE PERIOD FROM JUNE 2, 2009 (INCEPTION) TO DECEMBER 31, 2011

	Year Ended December 31, 2011	Year Ended December 31, 2010	Cumulative Totals Since (Inception) June 2, 2009 Through December 31, 2011
Cash flows from operating activities
Net loss for the period	$(30,024)	$(77,226)	$(125,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for operating expenses	—	587	8,000
Changes in assets and liabilities:
(Increase) in prepaid expenses	—	(45)	(45)
Increase in accounts payable and accrued expenses	1,052	14,275	25,327
Increase in accounts payable officers	20,920	24,119	46,155
Net cash (used in) operating activities	(8,052)	(38,290)	(46,342)

Cash flows from financing activities
Cash received from stock sales	—	46,540	46,540
Net cash flow from financing activities	—	46,540	46,540
Net increase in cash	(8,052)	8,250	198
Cash at the beginning of the reporting period	8,250	—	—
Cash at the end of the reporting period	$198	$8,250	$198

Supplemental cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Supplemental non-cash investing and financing activities
Issuance of common stock through stock subscriptions	$—	$—	$2,587

The accompanying notes are an integral part of these financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  At December 31, 2011 and 2010, the Company had $198 and $8,250 of cash, respectively.

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

Income Taxes
The Company accounts for income taxes pursuant to the provisions of the Accounting Standards Codification 740, Accounting for Income Taxes, which requires an asset and liability approach to calculate deferred income taxes.  The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary difference between the carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations.  The Company currently does not have any deferred taxes.  There were no uncertain tax positions at December 31, 2011 or December 31, 2010, as the Company's tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examination. The Company has filed District of Columbia and federal tax returns for the period June 2, 2009 (date of inception) through December 31, 2009 that are currently open.  The Company has not filed District of Columbia and federal tax returns for the year ended December 31, 2010.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding as of December 31, 2011 or 2010.

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses, and accounts payable, officers approximate fair value because of the immediate or short-term maturity of these financial instruments.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of December 31, 2011, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.  Management evaluated subsequent events through the date that such financial statements were issued.

In June 2009, the FASB issued ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ASC 105-10 establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105-10 was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years.  The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISSE)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the period June 2, 2009 (date of inception) to December 31, 2011, and has an accumulated deficit of $125,779 as of December 31, 2011.  The Company has relied upon cash from its officers to fund its ongoing operations and continues to do so as it has not been able to generate sufficient cash from its operating activities.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and accounts payable consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Legal fees	$12,002	$11,567
Stock transfer and filing fees	825	1,208
Accounting fees	12,500	11,500
Total Accounts payable and accrued expenses	$25,327	$24,275

NOTE 5 – ACCOUNTS PAYABLE OFFICERS

The Company received advances from two of its officers to fund its bank account and to pay some operating expenses during the years ended December 31, 2011 and 2010.  The advances are unsecured, interest free and due on demand.  During the year ended December 31, 2011, the officers paid invoices on behalf of the Company totaling $20,920. The balance of accounts payable to officers was $46,155 and $25,235 as of December 31, 2011 and December 31, 2010, respectively.

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

Total consideration received for the sale of common shares during the year ended December 31, 2010 was $47,127.

There were no equity transactions during the year ended December 31, 2011.

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

The commencement of the above services will begin upon mutual agreement between FaceTime Strategy and Elsinore Services and no services had been provided or payments made as of December 31, 2011.

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

In connection with the Company’s registered initial public offering, at various times during 2010, Mr. Dunhem, CEO, President and a director of the Company, and Mr. Schauer, CFO, Senior Vice President and a director of the Company, have advanced to the Company $12,711 and $10,404, respectively, for an aggregate of $23,115 to cover certain of such offering expenses.  Mr. Dunhem and Mr. Schauer also advanced to the Company an additional $6,255 and $16,785, respectively, for an aggregate of $23,040 to cover various administrative expenses.

During the year ended December 31, 2011, the officers paid invoices on behalf of the Company totaling $20,920.

These advances are non-interest bearing and the Company expects to repay them within the next year.

The Company’s principal executive offices are provided to the Company on a month-by-month basis at no cost by Mason Media, LLC, a company controlled by Mr. Todd Mason, a director and a principal stockholder of the Company.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISSE)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

For the year ended December 31, 2011, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $125,779 at December 31, 2011, and will expire beginning in the year 2029.

The provision for Federal income tax consists of the following at December 31, 2011 and 2010:

	2011	2010
Federal income tax attributable to:
Current Operations	$10,208	$26,257
Less: valuation allowance	(10,208)	(26,257)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2011 and 2010:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$42,765	$32,557
Less: valuation allowance	(42,765)	(32,557)
Net deferred tax asset	$0	$0

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Management’s Report on Internal Control over Financial Reporting

The management of Elsinore Services, Inc.  (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”. Based on that assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was not effective based on the criteria established in “Internal Control-Integrated Framework”.

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

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

MANAGEMENT

Our directors and executive officers and their ages as of March 29, 2012 are as follows:

Name	Age	Position
Arne Dunhem	61	President, Chief Executive Officer and Chairman of the Board
Dean V. Schauer	49	Senior Vice President, Chief Financial Officer, Director
Leif T. Carlsson	69	Director
Todd Mason	49	Director

The following is a description of the background of our directors and executive officers.

Background Information

Arne Dunhem has served as our President, Chief Executive Officer and Chairman of our board of directors since our inception on June 2, 2009. His term as a director expired in 2011 and was extended for an additional two years by a written consent of a majority of the shareholders.  Mr. Dunhem has over 37 years of executive management and engineering experience with large complex multinational corporations, large international organizations as well as early stage technology and start-up companies. From February 2004 to the present, he has been Chairman, President and Chief Executive Officer of Ariel Way, Inc., a public company engaged in the business of secure global communications and multimedia services.   Since September 2008, Ariel Way, Inc. has been delinquent in its SEC public reporting obligations.  From December 2003 to February 2004, he was a consultant providing executive management and merger and acquisition support services. Between January 2002 and November 2003, he was Chairman, President and CEO of MobilePro Corp. From July 2001 to January 2002, Mr. Dunhem was a strategic business consultant and, in January 2002, he was President and CEO of Neoreach, Inc.  In April 2002, Neoreach became a wholly-owned subsidiary of MobilePro.  From November 1998 to June 2001 he was the Chairman and CEO of erbia, Inc. From January 1998 to October 1998, he was a strategic business consultant for various private companies. From July 1993 to September 1997, he was Chairman of Tele8 Kontakt AB, a Swedish nationwide start-up cell-phone operator and, from January 1993 to December 1997, he was Chairman of Nordiska Tele8 AB of Sweden, a European international long distance and local telephone services company. He took the companies from their start-up phases through full operation and eventually the sale of both companies.  Mr. Dunhem received a M.Sc. degree from Chalmers University of Technology of Sweden.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of Forms 3 and 4 and 5 thereto furnished to the Company as of December 31, 2011, or written representations that no annual Form 5 reports were required, the Company believes that all filing requirements under Section 16(a) of the Securities Act of 1934, as amended (the "Exchange Act") applicable to its directors, officers and any persons holding ten percent (10%) or more of the Company's Common Stock were made with respect to the Company's fiscal year ended December 31, 2011.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2011 beneficial owners have complied with Section 16(a) filing requirements applicable to them with the exception of two Directors who filed Form 3 approximately 40 days delinquent.

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

Item 11. Executive Compensation

Executive Compensation

Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2011 and 2010, paid to our executive officers. No officer earned over $100,000 in such fiscal year. We had no written employment agreement with Mr. Dunhem or Mr. Schauer during the fiscal year ended December 31, 2011.

Summary Compensation Table Year 2011 and 2010

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Arne Dunhem	2011	0	0	0	0	0	0	0	0
Chairman, CEO, President	2010	0	0	0	0	0	0	0	0

Dean Schauer,	2011	0	0	0	0	0	0	0	0
Director, CFO	2010	0	0	0	0	0	0	0	0

Compensation of Directors

No compensation to any director was paid or granted during the fiscal year ended December 31, 2011. We have no arrangement pursuant to which our independent Directors are compensated for services provided as Directors.

Director Compensation Year 2011

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Owners

As of March 29, 2012, other than the directors and executive officers, as identified in the table below, no person owned beneficially more than five percent (5%) of our common stock.

Directors and Executive Officers

The following table shows the amount of our capital stock beneficially owned by our directors, the executive officers named in the Summary Compensation Table above, beneficial owners of 5% or more of our common stock and by all directors and executive officers as a group as of  March 29, 2012. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of March 29, 2012 we had 12,227,000 shares of common stock outstanding.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth fees billed to us by our independent auditors for the fiscal years ended December 31, 2011 and 2010 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2011	2010
Audit fees	$19,250	$15,500
Audit-related fees	-	-
Tax fees	-	228
All other fees	-	-
Total Fees	$19,250	$15,728

PART IV

Item 15. Exhibits, Financial Statement Schedules.

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)				X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)				X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)				X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elsinore Services, Inc.

By	/s/ Arne Dunhem
Name: Arne Dunhem Title: President and Chief Executive Officer,
Date: March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Arne Dunhem	President, Chief Executive Officer,	March 29, 2012
Arne Dunhem	Principal Executive Officer and Director

/s/ Dean V. Schauer	Chief Financial Officer, Principal Accounting Officer,	March 29, 2012
Dean V. Schauer	and Director

/s/ Leif T. Carlsson	Director	March 29, 2012
Leif T. Carlsson

/s/ Todd Mason	Director	March 29, 2012
Todd Mason