Form 10-Q
period 2012-03-31
ELSINORE SERVICES INC
filed 2012-05-14
CIK 1488420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, as of May 11, 2012 was 12,227,000.

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

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2012

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$198	$198
Prepaid expenses	45	45
Total current assets	$243	$243

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$23,514	$25,327
Accounts payable, officers	55,068	46,155
Total current liabilities	78,582	71,482

Stockholders’ Deficiency
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 245,000,000 shares authorized; 12,227,000 shares issued and outstanding	12,227	12,227
Additional Paid-in Capital	42,313	42,313
Deficit accumulated during the development stage	(132,879)	(125,779)
Total stockholders' deficiency	(78,339)	(71,239)
Total liabilities and stockholders’ deficiency	$243	$243

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(WITH CUMULATIVE TOTALS SINCE INCEPTION)
(UNAUDITED)

	Three Months Ended March 31,		Cumulative Totals Since Inception (June 2, 2009) Through
	2012	2011	March 31, 2012
Revenues	$—	$—	$—
Operating Expenses
Professional fees	6,437	9,190	110,119
Administrative fees	663	243	22,760
Total Operating Expenses	7,100	9,433	132,879
Net loss	$(7,100)	$(9,433)	$(132,879)
Net loss per basic and diluted share	$(0.00)	$(0.00)
Weighted average common shares outstanding	12,227,000	12,227,000

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD OF INCEPTION (JUNE 2, 2009)
THROUGH MARCH 31, 2012
(UNAUDITED)

	Common Stock		Common Stock	Additional	(Deficit) Accumulated During the
	Shares	Amount	Subscriptions	Paid-in Capital	Development Stage	Totals
Balance – at inception	—	$—	$—	$—	$—	$—
Common stock issued	10,000,000	10,000	(2,587)	—		7,413
Net (loss) for the period					(18,529)	(18,529)
Balance - December 31, 2009	10,000,000	$10,000	$(2,587)	$—	$(18,529)	$(11,116)
Common stock issued	2,227,000	2,227	2,587	42,313		47,127
Net (loss) for the period					(77,226)	(77,226)
Balance – December 31, 2010	12,227,000	$12,227	—	$42,313	$(95,755)	$(41,215)
Net loss for the period	—	—	—	—	(30,024)	(30,024)
Balance – December 31, 2011	12,227,000	$12,227	$—	$42,313	$(125,779)	$(71,239)
Net (loss) for the period					(7,100)	(7,100)
Balance – March 31, 2012	12,227,000	$12,227	$—	$42,313	$(132,879)	$(78,339)

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
 (WITH CUMULATIVE TOTALS SINCE INCEPTION)
(UNAUDITED)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Cumulative Totals Since Inception (June 2, 2009) Through March 31, 2012
Cash flows from operating activities
Net loss	$(7,100)	$(9,433)	$(132,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for operating expenses	—	—	8,000
Changes in assets and liabilities:
(Increase) in prepaid expenses	—	—	(45)
Increase (decrease) in accounts payable and accrued expenses	(1,813)	4,127	23,514
Increase in accounts payable, officers	8,913	636	55,068
Net cash (used in) operating activities	—	(4,670)	(46,342)

Cash flows provided by financing activities
Cash receipts from stock sales	—	—	46,540
Net cash flow provided by financing activities	—	—	46,540
Net increase (decrease) in cash	—	(4,670)	198
Cash at the beginning of the reporting period	198	8,250	—
Cash at the end of the reporting period	$198	$3,580	$198

Supplemental cash flow disclosure Non-cash financing activities
Issuance of common stock through stock subscriptions	$—	$—	$2,587

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

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

Basis of Presentation

These condensed interim financial statements contain unaudited information as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 and for the cumulative period June 2, 2009 (inception) through March 31, 2012.  The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements do not include complete footnotes and financial statement presentations. As a result, these unaudited condensed financial statements should be read along with the audited financial statements of the Company for the year ended December 31, 2011 filed with form 10-K.  In our opinion, the unaudited condensed financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for those periods presented. The preparation of financial statements in conformity with United States (U.S.) generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the period June 2, 2009 (date of inception) to March 31, 2012, and has an accumulated deficit of $132,879 as of March 31, 2012.  The Company has relied upon cash from its officers to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

Effective May 17, 2010, the Company entered into a two year services agreement with FaceTime Strategy, LLC, a marketing, public relations, database development and management company.  Mr. Todd Mason, a director and a principal shareholder of the Company, is the Chairman and Chief Executive Officer, managing member, and a control person of FaceTime.  Under the agreement, FaceTime has agreed to provide certain web site upgrade, development and maintenance services and web site blog, shareholder communications and maintenance, and related services for the Company for a one-time fee of $60,000 and a monthly maintenance fee of $2,500. Also, FaceTime has agreed to provide services with regard to: the preparation of the Company’s marketing kit; communication with supporting vendors in fulfillment of the Company’s client’s marketing programs; maintain software used for customer address standardization; provide the Company’s clients with access to certain system database management software, and related services for a one-time fee of $25,000 and a monthly maintenance fee of $2,500.  Further, FaceTime has agreed to provide to the Company email marketing services, online survey, and tracking and graphical reporting services, electronic email mailings services, and related services for a monthly maintenance fee of $1,000.  The commencement of the above services will begin upon mutual agreement between FaceTime Strategy and Elsinore Services and no services had been provided as of May 11, 2012.  FaceTime has also agreed to provide the following services for the Company’s clients: campaign design and creation; strategic planning; direct response programs; market research; media buying; promotion; podcast and webcast preparation; viral marketing campaigns; social networking and media content creation and management; and related services at costs to be agreed to by the Company and FaceTime.  Each of the foregoing services will commence upon the Company’s mutual agreement with FaceTime.  The Company or FaceTime may terminate the agreement upon thirty days’ prior written notice by a non-defaulting party to the defaulting party in the event of an uncured default under the agreement during which period the defaulting party shall have the opportunity to cure the default. The agreement also contains certain proprietary information, confidentiality, non-disclosure and indemnification provisions.

During the three months ended March 31, 2012, Mr. Dunhem, CEO, President and a director of the Company, and Mr. Schauer, CFO, Senior Vice President and a director of the Company, have advanced to the Company $177 and $8,736, respectively, for an aggregate of $8,913 to cover various operating expenses.  The advances are non-interest bearing and the Company expects to repay them once additional funding has been obtained of which there can be no assurance.

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

NOTE 4 – EQUITY TRANSACTIONS

No equity transactions occurred during the three months ended March 31, 2012.

NOTE 5 – COMMITMENTS

In June 2010, the Company entered into an Agreement with ComputerShare for transfer agent services.  Under the Agreement, the Company agreed to pay ComputerShare an initial setup fee of $750 and $250 per month in addition to standard service fees for transfer agent services received.  On February 1, 2012 the monthly fee was reduced to $150 per month for a one year period. The initial term for the Agreement is one year and will automatically renew from year to year unless advance written notice is provided.  The Company will incur a one-time termination fee not to exceed $3,750 at the time of expiration or termination of the Agreement.

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

•
Establish additional strategic relationships. We anticipate entering into service agreements with advertising and marketing agencies that will enable us to access their services for our clients.  Such agreements will cover: the development and implementation of client media campaigns, including the internet, email, and other new media; the types of services and media to be made available to our customers; the development of demographic industry-centric data; the terms of reimbursement of the costs and charges of providing such services of the provider; time frames for providing such services; and availability of and access to databases for purposes of distributing marketing information and materials. We believe there may be significant cost savings if we could benefit from experience and complementary services already developed by service providers.  We have entered into a two year agreement with FaceTime Strategies, LLC, to assist us in providing new media advertising and marketing services to our clients and customers.  For a discussion of our agreement with FaceTime, refer to our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our Results of Operations

Since inception through March 31, 2012, we have had no revenue.  Expenses for the period from inception (June 2, 2009) through March 31, 2012, totaled $132,879 resulting in a net loss of $132,879.  Expenses for the three month period ended March 31, 2012 totaled $7,100 resulting in a net loss of $7,100 and expenses for the three month period ending March 31, 2011 totaled $9,433 and resulted in a net loss of $9,433.  The decrease in expenses for the three months ended March 31, 2012 versus the same period in 2011 was due primarily to reduced professional fees associated with SEC reporting.

Liquidity and Capital Resources

As of March 31, 2012, we had $198 in cash and prepaid expenses of $45.  We have not generated any revenue since our inception.  Since our inception we have relied upon cash proceeds from the sale of our securities to our directors and officers and advances to us by two officers in the aggregate amount of $55,068 to fund our initial organization, operation and certain costs of our initial public offering.  From June 10, 2010 through October 31, 2010, the Company sold an aggregate of 2,227,000 shares of common stock at an offering price of $0.02 per share, or for an aggregate offering price of $44,540 in conjunction with an initial public offering we completed on June 10, 2010.

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

Going Concern Consideration

Our auditors have issued a “going concern” opinion with regard to our financial statements for the year ended December 31, 2011, meaning that there is substantial doubt if we can continue as a going concern for the next 12 months unless we obtain financing in addition to the financing raised from our initial public offering.  None or no substantial revenues are anticipated until we have further implemented our business plan.  We are reliant upon the proceeds of our initial public offering and future sales of stock to fund operations and will be required to raise additional financing to fully implement our strategy and stay in business.

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

Our Board of Directors was advised by management that its evaluation of internal control over financial reporting as of December 31, 2011 identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 5 in the Company’s internal control over financial reporting.

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

None.

Item 4.  Mine Safety Disclosures.

The Company is not engaged in mining activity.

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

ELSINORE SERVICES, INC.
By: /s/ Arne Dunhem	By: /s/ Dean V. Schauer
Arne Dunhem Chief Executive Officer (Principal Executive Officer)	Dean V. Schauer Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 11, 2012