Form 10-Q
period 2012-06-30
ELSINORE SERVICES INC
filed 2012-08-08
CIK 1488420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock, as of August 8, 2012 was 12,227,000.

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

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$316	$198
Prepaid expenses	45	45
Total current assets	361	243

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$22,202	$25,327
Accounts payable, officers	60,041	46,155
Total current liabilities	82,243	71,482

Stockholders’ Deficiency
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 245,000,000 shares authorized; 12,227,000 shares issued and outstanding	12,227	12,227
Additional Paid-in Capital	42,313	42,313
Deficit accumulated during the development stage	(136,422)	(125,779)
Total stockholders' deficiency	(81,882)	(71,239)
Total liabilities and stockholders’ deficiency	$361	$243

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012
AND 2011 (WITH CUMULATIVE TOTALS SINCE INCEPTION)
(UNAUDITED)

					Cumulative Totals
	Three Months Ended June 30,		Six Months Ended June 30,		Since Inception (June 2, 2009
	2012	2011	2012	2011	Through June 30, 2012)
Revenues	$—	$—	$—	$—	$—

Operating Expenses
Professional fees	3,293	4,859	9,730	14,049	113,413
Administrative fees	249	691	913	935	23,009
Total Operating Expenses	3,542	5,550	10,643	14,984	136,422
Net loss	$(3,542)	$(5,550)	$(10,643)	$(14,984)	$(136,422)

Net loss per basic and diluted share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding	12,227,000	12,227,000	12,227,000	12,227,000

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD OF INCEPTION (JUNE 2, 2009)
THROUGH JUNE 30, 2012
(UNAUDITED)

	Common Stock		Common Stock	Additional	(Deficit) Accumulated During the
	Shares	Amount	Subscriptions	Paid-in Capital	Development Stage	Totals
Balance – at inception	—	$—	$—	$—	$—	$—
Common stock issued	10,000,000	10,000	(2,587)	—		7,413
Net (loss) for the period					(18,529)	(18,529)
Balance - December 31, 2009	10,000,000	$10,000	$(2,587)	$—	$(18,529)	$(11,116)
Common stock issued	2,227,000	2,227	2,587	42,313	—	47,127
Net (loss) for the period					(77,226)	(77,226)
Balance – December 31, 2010	12,227,000	$12,227	—	$42,313	$(95,755)	$(41,215)
Net loss for the period	—	—	—	—	(30,024)	(30,024)
Balance – December 31, 2011	12,227,000	$12,227	$—	$42,313	$(125,779)	$(71,239)
Net loss for the period	—	—	—	—	$(10,643)	$(10,643)
Balance – June 30, 2012	12,227,000	$12,227	$—	$42,313	$(136,422)	$(81,882)

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
 (WITH CUMULATIVE TOTALS SINCE INCEPTION JUNE 2, 2009)
(UNAUDITED)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Cumulative Totals Since Inception (June 2, 2009 Through June 30, 2012)
Cash flows from operating activities
Net loss	$(10,643)	$(14,984)	$(136,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for operating expenses	—	—	8,000
Changes in assets and liabilities:
(Increase) in prepaid expenses	—	—	(45)
Increase (decrease) in accounts payable and accrued expenses	(3,125)	4,777	22,202

Net cash (used in) operating activities	(13,768)	(10,207)	(106,265)

Cash flows from financing activities
Cash receipts from stock sales	—	—	46,540
Loans payable, officers	13,886	1,987	60,041
Net cash flow provided by financing activities	13,886	1,987	106,581

Net increase (decrease) in cash	118	(8,220)	316
Cash at the beginning of the reporting period	198	8,250	—
Cash at the end of the reporting period	$316	$30	$316

Supplemental cash flow disclosure Non-cash financing activities
Issuance of common stock through stock subscriptions	$—	$—	$2,587

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

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

Basis of Presentation

These condensed interim financial statements contain unaudited information as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 and for the cumulative period June 2, 2009 (inception) through June 30, 2012.  The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements do not include complete footnotes and financial statement presentations. As a result, these unaudited condensed financial statements should be read along with the audited financial statements of the Company for the year ended December 31, 2011 filed with form 10-K.  In our opinion, the unaudited condensed financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for those periods presented. The preparation of financial statements in conformity with United States (U.S.) generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the period June 2, 2009 (date of inception) to June 30, 2012, and has an accumulated deficit of $136,422 as of June 30, 2012.  The Company has relied upon cash from its officers to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

Effective May 17, 2010, the Company entered into a two year services agreement with FaceTime Strategy, LLC, a marketing, public relations, database development and management company.  Mr. Todd Mason, a director and a principal shareholder of the Company, is the Chairman and Chief Executive Officer, managing member, and a control person of FaceTime.  Under the agreement, FaceTime has agreed to provide certain web site upgrade, development and maintenance services and web site blog, shareholder communications and maintenance, and related services for the Company for a one-time fee of $60,000 and a monthly maintenance fee of $2,500. Also, FaceTime has agreed to provide services with regard to: the preparation of the Company’s marketing kit; communication with supporting vendors in fulfillment of the Company’s client’s marketing programs; maintain software used for customer address standardization; provide the Company’s clients with access to certain system database management software, and related services for a one-time fee of $25,000 and a monthly maintenance fee of $2,500.  Further, FaceTime has agreed to provide to the Company email marketing services, online survey, and tracking and graphical reporting services, electronic email mailings services, and related services for a monthly maintenance fee of $1,000.  The commencement of the above services will begin upon mutual agreement between FaceTime Strategy and Elsinore Services and no services had been provided as of August 10, 2012.  FaceTime has also agreed to provide the following services for the Company’s clients: campaign design and creation; strategic planning; direct response programs; market research; media buying; promotion; podcast and webcast preparation; viral marketing campaigns; social networking and media content creation and management; and related services at costs to be agreed to by the Company and FaceTime.  Each of the foregoing services will commence upon the Company’s mutual agreement with FaceTime.  The Company or FaceTime may terminate the agreement upon thirty days’ prior written notice by a non-defaulting party to the defaulting party in the event of an uncured default under the agreement during which period the defaulting party shall have the opportunity to cure the default. The agreement also contains certain proprietary information, confidentiality, non-disclosure and indemnification provisions.

During the six months ended June 30, 2012, Mr. Dunhem, CEO, President and a director of the Company, and Mr. Schauer, CFO, Senior Vice President and a director of the Company, have advanced to the Company $353 and $13,533, respectively, for an aggregate of $13,886 to cover various operating expenses.  The advances are non-interest bearing and the Company expects to repay them once additional funding has been obtained of which there can be no assurance.

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

NOTE 4 – EQUITY TRANSACTIONS

No equity transactions occurred during the six months ended June 30, 2012.

NOTE 5 – COMMITMENTS

In June 2010, the Company entered into an Agreement with ComputerShare for transfer agent services.  Under the Agreement, the Company agreed to pay ComputerShare an initial setup fee of $750 and $250 per month in addition to standard service fees for transfer agent services received.  On February 1, 2012 the monthly fee was reduced to $150 per month for a one-year period. The initial term for the Agreement is one year and will automatically renew from year to year unless advance written notice is provided.  The Company will incur a one-time termination fee not to exceed $3,750 at the time of expiration or termination of the Agreement.

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

Our Results of Operations

Since inception through June 30, 2012, we have had no revenue.  Expenses for the period from inception (June 2, 2009) through June 30, 2012, totaled $136,422 resulting in a net loss of $136,422.  Expenses for the three and six month periods ended June 30, 2012 totaled $3,542 and $10,643 resulting in a net loss of $3,542 and $10,643, respectively, and expenses for the three and six month periods ending June 30, 2011 totaled $ 5,550 and $14,984 and resulted in a net loss of $5,550 and $14,984, respectively.  The decrease in expenses for the three and six months ended June 30, 2012 versus the same periods in 2011 was due primarily to lower professional fees associated with SEC reporting.  All of such losses are attributable to expenses related to our initial organization.

Liquidity and Capital Resources

As of June 30, 2012, we had $316 in cash and prepaid expenses of $45.  We have not generated any revenue since our inception.  Since our inception we have relied upon cash proceeds from the sale of our securities to our directors and officers and advances to us by two officers in the aggregate amount of $60,041 to fund our initial organization, operation and certain costs of our initial public offering.  From June 10, 2010 through October 31, 2010, the Company sold an aggregate of 2,227,000 shares of common stock at an offering price of $0.02 per share, or for an aggregate offering price of $44,540 in conjunction with an initial public offering we completed on June 10, 2010.

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

Date: August 8, 2012