Form 10-Q
period 2012-09-30
ELSINORE SERVICES INC
filed 2012-11-09
CIK 1488420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock, as of November 9, 2012 was 16,929,000.

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons:

●	our ability to implement our business plan;
●	our ability to market our proposed services, commence revenue operations and then to achieve profitable results of operation;
●	competition from larger, more established companies with far greater economic and human resources than we have;
●	our ability to attract and retain customers and quality employees;
●	the effect of changing economic conditions; and
●	changes in government regulations, tax rates and similar matters.

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

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$316	$198
Prepaid expenses	45	45
Total current assets	361	243

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$37,191	$25,327
Loans payable, officers	21,290	46,155
Total current liabilities	58,481	71,482

Stockholders’ Deficiency
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 245,000,000 shares authorized; 16,929,000 and 12,227,000 shares issued and outstanding	16,929	12,227
Additional Paid-in Capital	131,651	42,313
Deficit accumulated during the development stage	(206,700)	(125,779)
Total stockholders' deficiency	(58,120)	(71,239)
Total liabilities and stockholders’ deficiency	$361	$243

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012
AND 2011 (WITH CUMULATIVE TOTALS SINCE INCEPTION)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Totals Since Inception (June 2, 2009 Through September 30,
	2012	2011	2012	2011	2012)

Revenues	$—	$—	$—	$—	$—

Operating Expenses
Professional fees	57,789	6,884	67,519	20,933	171,202
Administrative fees	12,489	650	13,402	1,585	35,498
Total Operating Expenses	70,278	7,534	80,921	22,518	206,700
Net loss	$(70,278)	$(7,534)	$(80,921)	$(22,518)	$(206,700)

Net loss per basic and diluted share	$(0.00)	(0.00)	$(0.00)	(0.01)
Weighted average common shares outstanding	16,929,000	12,227,000	16,929,000	12,227,000

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD OF INCEPTION (JUNE 2, 2009)
THROUGH SEPTEMBER 30, 2012
(UNAUDITED)

	Common Stock		Common	Additional	(Deficit) Accumulated During
	Shares	Amount	Stock Subscriptions	Paid-in Capital	the Development Stage	Totals
Balance – at inception	—	$—	$—	$—	$—	$—
Common stock issued	10,000,000	10,000	(2,587)	—		7,413
Net (loss) for the period					(18,529)	(18,529)
Balance - December 31, 2009	10,000,000	$10,000	$(2,587)	$—	$(18,529)	$(11,116)
Common stock issued	2,227,000	2,227	2,587	42,313		47,127
Net (loss) for the period					(77,226)	(77,226)
Balance – December 31, 2010	12,227,000	$12,227	—	$42,313	$(95,755)	$(41,215)
Common stock issued	—	—	—	—	—	—
Net loss for the period	—	—	—	—	(30,024)	(30,024)
Balance – December 31, 2011	12,227,000	$12,227	$—	$42,313	$(125,779)	$(71,239)
Debt settled in exchange for common stock: Significant stockholders	4,702,000	4,702	—	89,338	—	94,040
Net loss for the period	—	—	—	—	(80,921)	(80,921)
Balance – September 30, 2012	16,929,000	$16,929	$—	$131,651	$(206,700)	$(58,120)

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
 (WITH CUMULATIVE TOTALS SINCE INCEPTION)
(UNAUDITED)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Cumulative Totals Since Inception (June 2, 2009 Through September 30, 2012)
Cash flows from operating activities
Net loss	$(80,921)	$(22,518)	$(206,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for operating expenses	—	—	8,000
Changes in assets and liabilities:
(Increase) in prepaid expenses	—	—	(45)
Increase in accounts payable and accrued expenses	11,864	7,672	37,191

Net cash (used in) operating activities	(69,057)	(14,846)	(161,554)

Cash flows from financing activities
Cash receipts from stock sales	—	—	46,540
Loans payable, officers	69,175	6,626	115,330
Net cash flow provided by financing activities	69,175	6,626	161,870

Net increase (decrease) in cash	118	(8,220)	316
Cash at the beginning of the reporting period	198	8,250	—
Cash at the end of the reporting period	$316	$30	$316

Supplemental cash flow disclosure Non-cash financing activities
Issuance of common stock through stock subscriptions	$—	$—	$2,587
Conversion of debt to equity	$94,040	$—	$94,040

The accompanying notes are an integral part of these condensed financial statements.

ELSINORE SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

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

Basis of Presentation

These condensed interim financial statements contain unaudited information as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 and for the cumulative period June 2, 2009 (inception) through September 30, 2012.  The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements do not include complete footnotes and financial statement presentations. As a result, these unaudited condensed financial statements should be read along with the audited financial statements of the Company for the year ended December 31, 2011 filed with form 10-K.  In our opinion, the unaudited condensed financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for those periods presented. The preparation of financial statements in conformity with United States (U.S.) generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

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

In December of 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which enhances disclosure requirements regarding an entity’s financial instruments and derivative instruments that are offset or subject to a master netting arrangement. This information about offsetting and related netting arrangements will enable users of financial statements to understand the effect of those arrangements on the entity’s financial position, including the effect of rights of setoff. The amendments are required for annual reporting periods beginning after January 1, 2013, and interim periods within those annual periods. Elsinore Services is evaluating the impact of this ASU on its disclosure requirements.

In July of 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, which revises the way an entity can test indefinite-lived intangible assets for impairment by allowing an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If there is no indication of impairment from the qualitative impairment test, the entity is not required to complete a quantitative impairment test of determining and comparing the fair value with the carrying amount of the indefinite-lived asset. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment in any period and proceed directly in performing the quantitative impairment test and can resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard will allow the Company to more efficiently complete annual goodwill impairment tests but will not have a significant impact on the Company's consolidated financial statements.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the period June 2, 2009 (date of inception) to September 30, 2012, and has an accumulated deficit of $206,700 as of September 30, 2012.  The Company has relied upon cash from its officers to fund its ongoing operations and plans to continue such reliance, as it has not been able to generate sufficient cash from its operating activities.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

Effective May 17, 2010, the Company entered into a two year services agreement with FaceTime Strategy, LLC, a marketing, public relations, database development and management company.  Mr. Todd Mason, a former director of the Company, is the Chairman and Chief Executive Officer, managing member, and a control person of FaceTime.  Under the agreement, FaceTime has agreed to provide certain web site upgrade, development and maintenance services and web site blog, shareholder communications and maintenance, and related services for the Company for a one-time fee of $60,000 and a monthly maintenance fee of $2,500. Also, FaceTime has agreed to provide services with regard to: the preparation of the Company’s marketing kit; communication with supporting vendors in fulfillment of the Company’s client’s marketing programs; maintain software used for customer address standardization; provide the Company’s clients with access to certain system database management software, and related services for a one-time fee of $25,000 and a monthly maintenance fee of $2,500.  Further, FaceTime has agreed to provide to the Company email marketing services, online survey, and tracking and graphical reporting services, electronic email mailings services, and related services for a monthly maintenance fee of $1,000.  The commencement of the above services will begin upon mutual agreement between FaceTime Strategy and Elsinore Services and no services had been provided as of November 9, 2012.  FaceTime has also agreed to provide the following services for the Company’s clients: campaign design and creation; strategic planning; direct response programs; market research; media buying; promotion; podcast and webcast preparation; viral marketing campaigns; social networking and media content creation and management; and related services at costs to be agreed to by the Company and FaceTime.  Each of the foregoing services will commence upon the Company’s mutual agreement with FaceTime.  The Company or FaceTime may terminate the agreement upon thirty days’ prior written notice by a non-defaulting party to the defaulting party in the event of an uncured default under the agreement during which period the defaulting party shall have the opportunity to cure the default. The agreement also contains certain proprietary information, confidentiality, non-disclosure and indemnification provisions.

During the nine months ended September 30, 2012, Mr. Dunhem, CEO, President and a director of the Company, and Mr. Schauer, CFO, Senior Vice President and a director of the Company, have advanced to the Company $5,737 and $18,438, respectively, for an aggregate of $24,175 to cover various operating expenses.  The advances are non-interest bearing and the Company expects to repay them once additional funding has been obtained of which there can be no assurance.

On July 1, 2012 Mr. Dunhem, CEO, President and a director of the Company, and Mr. Schauer, CFO, Senior Vice President and a director of the Company each entered into executive management consulting and business advisory contracts with the Company.  The contracts run from July 1, 2012 on an as needed basis for a minimum of (3) three months.  Mr. Dunhem and Mr. Schauer are each to receive $7,500 per month as compensation for executive management and business advisory consulting services performed under these contracts.

The Company’s principal executive offices are provided to the Company on a month-by-month basis at nominal cost by Mason Media, LLC, a company controlled by Mr. Todd Mason, a former director of the Company.

During the nine months ended September 30, 2010, the Company received cash to fully satisfy a stock subscription in the amount of $2,000 from two of its directors.

For the period June 2, 2009 (date of inception) to March 31, 2010 the Company issued 8,000,000 shares of our common stock valued at $8,000 to related parties in exchange for $8,000 in expenses incurred on behalf of the Company.

 NOTE 4 – EQUITY TRANSACTIONS

On September 30, 2012 the Board of Directors, under unanimous written consent, authorized the Company to issue an aggregate 4,702,000 shares of restricted common stock to Arne Dunhem and Dean Schauer in exchange for canceling an aggregate of $94,040 in debt and liabilities.  The aggregate per share conversion price was $0.02 which is based upon the price of the Company’s common stock as of November 10, 2010, the effective date of the Company’s Registration Statement on Form S-1.  This price per share was used for the conversion because the Company’s common stock has not yet commenced trading on any public trading platform and thus the issuance price on November 10, 2010 for shares issued per the effective date of the Company’s Registration Statement on Form S-1 is the only recorded public price as of September 30, 2012.  The debt and liabilities canceled and converted to shares of restricted common stock included compensation for services provided, expenses incurred on behalf of the Company, outstanding short term loans and funds advanced since December 31, 2009.

The table below sets forth a summary of the debt and liability canceled and converted to shares of restricted common stock pursuant to the Board of Director’s resolution on September 30, 2012:

Name	Debt and Liability Canceled and Converted	Amount	Conversion per Share Price	Shares Issued
Arne Dunhem	Compensation for services provided, expenses incurred on behalf of the Company, outstanding short term loans and funds advanced.	$45,000	$0.02	2,250,000
Dean Schauer	Compensation for services provided, expenses incurred on behalf of the Company, outstanding short term loans and funds advanced.	$49,040	$0.02	2,452,000
Total		$94,040	$0.02	4,702,000

We believe that each of the above referenced transactions was made on terms no less favorable to us than could have been obtained from an unaffiliated third party.  Furthermore, any future transactions or loans between us and our officers, directors, principal stockholders or affiliates, and any forgiveness of such loans, will be on terms no less favorable to us than could be obtained from an unaffiliated third party, and will be approved by a majority of our directors.

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

The Company has maintained an office in Fairfax, Virginia, under a month to month lease obligation basis as a sub-lease.  The Company is seeking an alternative location, since the lease for the sub-lessor will expire in early 2013.

NOTE 6 – SUBSEQUENT EVENTS

Executive Employment Agreements

On November 1, 2012, Elsinore Services, Inc. (the “Company”) entered into employment agreements effective November 1, 2012, with Arne Dunhem, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Dean V. Schauer, the Company’s Senior Vice President and Chief Financial Officer (collectively, the “Employment Agreements”).

Mr. Dunhem’s Employment Agreements provides for Mr. Dunhem to continue to serve as the Company’s Chief Executive Officer and Chairman of the Board of Directors with compensation defined as follows:

1.
For the period from November 1, 2012 through the Closing with a major institutional investor (the “Closing”), Mr. Dunhem’s compensation shall be seven thousand five hundred dollars ($7,500) per month.  The cash salary compensation shall be accrued and deferred for later payout or conversion into equity;

2.	For the period from the Closing as defined in paragraph 1. above, through the first anniversary of the agreement, a compensation of twenty-one thousand dollars ($21,000) per month;

3.	The period from the first anniversary through the second anniversary of the agreement, a compensation of twenty-five thousand dollars ($25,000) per month;

4.
The base salary may be increased, but not decreased, at the discretion of the Company. After the initial two years of the Employment Period, Executive shall be entitled to receive a minimum of a 5% per annum increase in this base salary

Mr. Schauer’s Employment Agreement provides for Mr. Schauer to continue to serve as the Company’s Senior Vice President and Chief Financial Officer with compensation defined as follows:

1.
For the period from November 1, 2012 through the Closing with a major institutional investor (the “Closing”), Mr. Schauer’s compensation shall be seven thousand five hundred dollars ($7,500) per month.  The cash salary compensation shall be accrued and deferred for later payout or conversion into equity;

2.	For the period from the Closing as defined in paragraph 1. above, through the first anniversary of the agreement, a compensation of twenty thousand dollars ($20,000) per month;

3.	The period from the first anniversary through the second anniversary of the agreement, a compensation of twenty-two thousand dollars ($22,000) per month;

4.
The base salary may be increased, but not decreased, at the discretion of the Company. After the initial two years of the Employment Period, Executive shall be entitled to receive a minimum of a 5% per annum increase in this base salary

The initial terms of employment under the Employment Agreements for Mr. Dunhem and Mr. Schauer are twenty-four (24) months, unless earlier terminated.

In addition to their base salary, Mr. Dunhem and Mr. Schauer are eligible for the following bonuses:

1.
Annual Performance Bonus: The executive is entitled to receive an annual cash bonus of up to 50% of such officer’s then applicable base salary, subject to achieving performance metrics mutually agreed to between the Company and Executive; and

2.
Acquisition Bonus: The executive is entitled to receive a cash bonus equal to one half of one percent (0.5%) of the revenues, with an EBITDA percentage of at least 10%, for the most recent twelve (12) month period of each acquisition made by the Company during the Employment Period and for which Executive has been actively instrumental in managing and performing due diligence and closing the acquisition

Mr. Dunhem and Mr. Schauer will be eligible for grants under the Company’s Executive Stock Incentive Plan, once established, with the terms and conditions of such grants to be determined by the Company’s Board of Directors (the “Board”).  Mr. Dunhem and Mr. Schauer shall be entitled to participate in all of the employee benefit plans, programs and arrangements of the Company in effect during the Employment Period that are generally available to senior executives of the Company.

A copy of the Employment Agreement with Mr. Dunhem is attached hereto as Exhibit 10.1 and is incorporated herein by reference. A copy of the Employment Agreement with Mr. Schauer is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

Nonemployee Director Compensation

On October 1, 2012, the Board of Directors of Elsinore Services, Inc. (the “Company”), approved a restricted stock award to Leif T. Carlsson, the only nonemployee director on the Board of Directors. Mr. Carlsson was awarded 300,000 shares of restricted common stock for full compensation for his service on the Board of Directors of the Company for the service period of March 2010 through September 2012 (30 months).  This award compensates Mr. Carlsson the equivalent of $6,000, or $200 per month for 30 months, based on an aggregate per share conversion price of $0.02.  This conversion price was the price of the Company’s common stock as of November 10, 2010, the effective date of the Company’s Registration Statement on Form S-1.  This price per share was used for the conversion because the Company’s common stock has not yet commenced trading on any public trading platform and thus the issuance price on November 10, 2010 for shares issued per the effective date of the Company’s Registration Statement on Form S-1 is the only recorded public price as of September 30, 2012.  The common stock awarded Mr. Carlsson is restricted as per SEC rule 144.

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

Our Results of Operations

Since inception through September 30, 2012, we have had no revenue.  Expenses for the period from inception (June 2, 2009) through September 30, 2012, totaled $206,700 resulting in a net loss of $206,700.  Expenses for the nine month period ended September 30, 2012 totaled $80,921 resulting in a net loss of $80,921 and expenses for the nine month period ending September 30, 2011 totaled $22,518 and resulted in a net loss of $22,518.  The increase in expenses for the nine months ended September 30, 2012 versus the same period in 2011 was due primarily management consulting fees paid to our CEO and CFO as well as additional legal fees associated with pending acquisitions.  All of such losses are attributable to expenses related to our initial organization.

Liquidity and Capital Resources

As of September 30, 2012, we had $316 in cash and prepaid expenses of $45.  We have not generated any revenue since our inception.  Since our inception we have relied upon cash proceeds from the sale of our securities to our directors and officers and advances to us by two officers in the aggregate amount of $78,431 to fund our initial organization, operation and certain costs of our initial public offering.  From June 10, 2010 through October 31, 2010, the Company sold an aggregate of 2,227,000 shares of common stock at an offering price of $0.02 per share, or for an aggregate offering price of $44,540 in conjunction with an initial public offering we completed on June 10, 2010.

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

Item 5.    Other Information

None.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed Herewith
10.1	Employment Agreement with Arne Dunhem, dated November 1, 2012				X
10.2	Employment Agreement with Dean V. Schauer, dated November 1, 2012				X
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)				X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)				X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)				X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELSINORE SERVICES, INC.

Date: November 9, 2012	By:	/s/ Arne Dunhem
Arne Dunhem
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Dean V. Schauer
Dean V. Schauer
Chief Financial Officer (Principal Financial and Accounting Officer)